Form 10QSB
NOVA TECHNOLOGIES INC /DE
filed 1996-05-20
CIK 776171

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB
(Mark one)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996
                                    --------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________to ___________

     Commission file number              33-42880
                            --------------------------------

                            NOVA TECHNOLOGIES, INC.
    ----------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Delaware                            11-2674603
    -------------------------------     ----------------------------------
    (State or other jurisdiction of     (IRS Employer Identification No.)
    incorporation or organization)

               89 Cabot Court, Unit L, Hauppauge, New York 11788
    ----------------------------------------------------------------------
                   (Address of principal executive offices)

                                (516) 434-8811
    ----------------------------------------------------------------------
                          (Issuer's telephone number)

                                Not Applicable
    ----------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.01 par value - 5,801,183 shares outstanding as of May 1, 1996.

Transitional Small Business Disclosure Format: Yes      No X
                                                   ----   ----

                    PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

              NOVA TECHNOLOGIES, INC.
              CONDENSED BALANCE SHEETS
                      (Unaudited)                      March 31, 1996  December 31, 1995
                                                       --------------- -----------------
                         ASSETS
Current assets:
     Cash and cash equivalents.........................      $273,954          $485,819
     Inventories.......................................       483,365           332,995
     Accounts receivable...............................       114,519            45,155
     Prepaid expenses and other current assets.........        48,296            71,185
                                                           -----------       -----------
        Total current assets...........................       920,134           935,154

Restricted cash........................................       190,000           100,000
Subscription receivable................................                          90,000
Equipment and leasehold improvements (net of accumu-
    lated depreciation and amortization of $226,670 in
    1996 and $226,576 in 1995).........................       129,268           136,256
Deposits and other assets..............................       121,594            64,931
Deferred financing costs...............................        62,412            69,852
                                                           -----------       -----------
        TOTAL..........................................    $1,423,408        $1,396,193
                                                           ===========       ===========
                         LIABILITIES
Current liabilities:
     Accounts payable and accrued expenses.............      $273,486          $277,430
     Customer prepayments..............................        18,909            18,909
     Deferred officers' compensation (including accrued
       interest of $684 in 1995).......................                          86,767
     Notes payable-officers............................       115,750
                                                           -----------       -----------
        Total current liabilities......................       408,145           383,106

Note payable-other (net of deferred debt discount of
     $74,776 in 1996 and $15,111 in 1995)..............       435,687            88,102
Note payable-officers (including accrued interest of
     $23,582 in 1996 and $15,779 in 1995)..............       182,832           290,779
Deferred officers' compensation (including accrued
     interest of $2,086 in 1996).......................       134,168
Other liabilities......................................        15,250
Grant award............................................        50,000            50,000
                                                           -----------       -----------
        Total liabilities..............................     1,226,082           811,987
                                                           -----------       -----------
          STOCKHOLDERS' EQUITY
Common stock - $.01 par value; 14,000,000 shares
    authorized; 5,798,483 and 5,791,083 shares issued
    and outstanding, respectively......................        57,985            57,911
Additional paid-in capital.............................     9,918,608         9,847,887
Deficit................................................    (9,779,267)       (9,321,592)
                                                           -----------       -----------
        Total stockholders' equity ....................       197,326           584,206
                                                           -----------       -----------
        TOTAL                                              $1,423,408        $1,396,193
                                                           ===========       ===========

                  The attached notes are made a part hereof.

                            NOVA TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      Three months ended
                                                           March 31,
                                                     -----------------------
                                                       1996       1995  *
                                                     ----------- -----------
Net sales...........................................    $82,553    $119,882
Cost of sales.......................................    302,706     171,229
                                                     ----------- -----------
Gross (loss)........................................   (220,153)    (51,347)
                                                     ----------- -----------

Research and development expense....................     81,619      67,286
General, administrative, marketing
  and consulting expenses...........................    152,126     126,189
                                                     ----------- -----------

Total expenses......................................   (233,745)   (193,475)
                                                     ----------- -----------

(Loss) from operations..............................   (453,898)   (244,822)

Interest and other income...........................     24,054       1,530
Interest expense....................................    (27,831)       (554)
                                                     ----------- -----------

NET LOSS............................................  ($457,675)  ($243,846)
                                                     =========== ===========

Net loss per share..................................     ($0.08)     ($0.06)
                                                         ======      ======

Weighted average number of common
  shares used in computing loss
  per share.........................................  5,796,016   4,355,533
                                                      =========   =========



                  The attached notes are made a part hereof.

* As Adjusted

                            NOVA TECHNOLOGIES, INC.
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)                                                   Three months ended
                                                                                                   March 31,
                                                                                           --------------------------
                                                                                             1996              1995 *
                                                                                           ----------      ----------
Cash flows from operating activities:
 Net loss.................................................................                 ($457,675)       ($243,846)
 Adjustments to reconcile net loss to net cash                                             ----------      ----------
   (used in) operating activities:
  Depreciation and amortization...........................................                    27,740           20,319
  Value assigned to warrants given to employees...........................                                      9,142
  Common stock issued for professional services rendered.                                      8,214
  Changes in operating assets and liabilities:
   (Increase) decrease in inventories.....................................                  (150,370)          34,952
   (Increase) in accounts receivable, prepaid expenses
    and other assets......................................................                  (103,138)         (17,524)
   (Increase) in restricted cash..........................................                   (90,000)
   Decrease in subscription receivable....................................                    90,000
   Increase (decrease) in accounts payable and accrued
    expenses..............................................................                    11,305          (36,917)
   Increase in deferred officers' compensation............................                    46,000           48,000
   Increase in accrued interest payable...................................                    16,455
                                                                                           ----------      ----------
   Net cash (used in) operating activities................................                  (601,469)        (185,874)
                                                                                           ----------      ----------
Cash flows from investing activities:
 Purchase of equipment and capitalized tooling costs......................                   (10,396)          (4,978)
                                                                                           ----------      ----------
Cash flows from financing activities:
 Proceeds from notes payable..............................................                   400,000
 Proceeds from sale of common stock.......................................                                     95,100
 Issuance costs incurred in sale of common stock..........................                                     (9,510)
 Proceeds from exercise of warrants.......................................                                     99,565
                                                                                           ----------      ----------
     Net cash provided by financing activities............................                   400,000          185,155
                                                                                           ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................                  (211,865)          (5,697)
Cash and cash equivalents at beginning of period..........................                   485,819          102,245
                                                                                           ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................                  $273,954          $96,548
                                                                                           ==========      ==========
Supplemental disclosure of cash flow information-
   Forgiveness of debt owed to officers...................................                                   $762,852
   Value of warrants given in connection with financing...................                  $ 62,800

              The attached notes are made a part hereof.

* As Adjusted

                            NOVA TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 1996

                                  (UNAUDITED)

(NOTE A):
---------

        The accompanying unaudited financial statements contained in the Form 10-QSB represent condensed financial data and, therefore, do not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote disclosure was included in the Company's Form 10-KSB for the year ended December 31, 1995; the condensed financial data included herein should be read in conjunction with the Form 10-KSB. The December 31, 1995 balance sheet has been derived from the audited financial statements included in the Company's 1995 Form 10-KSB.

(NOTE B):
---------

        (1) In management's opinion, all necessary adjustments (consisting only of normal recurring adjustments) have been made in order to present fairly the results for the interim periods.

        (2) The results of operations for three months ended March 31, 1996 are not necessarily indicative of the results of operations for the year ending December 31, 1996.

        (3) From inception through December 31, 1994, the Company reported results as a development stage enterprise. Since January 1,1995, the Company is no longer classified as a development stage enterprise.

(NOTE C):
---------

        Net loss per share is based on the weighted average number of shares outstanding during each period. No effect has been given to outstanding options and warrants as the effect would be antidilutive.

(NOTE D):
---------
        Inventories are stated at the lower of cost (first-in, first-out) or market.

(NOTE E):
---------

        In September 1995, pursuant to a series of interdependent transactions, the Company sold 900,901 shares of its common stock for an aggregate of $1,000,000 in a private placement, received a grant commitment from the city of Bristol, Connecticut of up to $100,000 and received loan commitments to borrow in the aggregate of up to $2,050,000 from a bank and various agencies and public authorities of the state of Connecticut in connection with moving its manufacturing facilities to Bristol, Connecticut. The loan commitments are as follows:

                            NOVA TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 1996

                                  (UNAUDITED)



          (a) The Company entered into a financing agreement with Connecticut Innovations, Incorporated ("CII") to borrow up to $750,000 in four stages based on the achievement of certain milestones at an interest rate of 10% per annum. Principal is due on September 5, 2001, collateralized by the assets of the Company, including patents, which security interest except for patents, is subordinated to the security interest of the Company's lending bank. As of March 31, 1996, the Company borrowed $500,000 under this facility. The Company granted CII a warrant to purchase 300,000 shares of common stock at an exercise price of $1.11 per share, expiring on September 1, 2001. The warrant becomes exercisable on a pro rata basis, as the Company achieves its milestones and makes additional borrowings under the facility. As of March 31, 1996, 200,000 of such warrants are exercisable and have been valued at $78,800.

          (b) The Company entered into a loan agreement with People's Bank ("Peoples") providing for a $1,000,000 revolving credit facility expiring on September 5, 1997 at an interest rate of prime plus 1 1/2%. Borrowings available under the facility are limited to 80% of eligible accounts receivable and 50% of eligible inventory and are collateralized by the Company's accounts receivable and inventory. At March 31, 1996 no borrowings were made under this loan agreement.

          The facility contains restrictive covenants that limit capital expenditures and other financial and ratio requirements with respect to working capital, equity and unsubordinated debt. The facility restricts the payment of dividends and also requires funds to be held in escrow as a Debt Service Reserve, as defined in the agreement.

          The Connecticut Development Authority ("CDA") has guaranteed repayment of 40% of the outstanding balance of the loan. The Company's president has guaranteed repayment of 20% (up to $80,000) of any amounts paid by CDA to Peoples under their guarantee. In addition, three of the Company's product distributors (the "LOC Corporations") each agreed to provide an irrevocable letter of credit in the amount of $200,000 for an aggregate of $600,000, which letters of credit can be drawn down upon the failure of the Company to make when due any payment to Peoples. In exchange for issuing these letters of credit, the Company issued each of the LOC Corporations a warrant to purchase up to 20,000 shares (60,000 in the aggregate) of the Company's common stock at an exercise price of $2.50 per share.

          Pursuant to a put/call agreement with two of the LOC Corporations, the Company had the right to require the two LOC

                            NOVA TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 1996

                                  (UNAUDITED)


Corporations to purchase an aggregate of 126,667 shares of common stock (or the LOC Corporations had the right to call the Company to issue its common stock) at $1.50 per share for total proceeds of $190,000. The Company received proceeds of $190,000 during the period December 1995 through March 1996. Pursuant to the financing agreement with Peoples, the proceeds received from the LOC Corporations reduce their outstanding letters of credit in that amount and the funds are to be held in a restricted cash account by the Company and the number of shares that could be purchased by LOC Corporations under the warrants was reduced by 19,000.

          (c) The Company entered into a loan agreement with CDA providing for a line of credit of up to $100,000 until September 4, 1996 for 80% of the purchase price of new or used equipment, bearing interest at the rate of 7.94%. The loan is repayable in 48 equal monthly installments commencing October 1, 1998 and is collateralized by all the equipment purchased with the proceeds. The Company granted CDA warrants to purchase an aggregate 45,000 shares of common stock at an exercise price of $2.50 per share. At March 31, 1996 no borrowings were made under this loan agreement.

          (d) The Company entered into an Assistance Agreement, which was approved November 30, 1995 with the Department of Economic and Community Development ("DECD"), providing for a loan to the Company in an amount not to exceed $200,000 for funding the relocation of the Company's factory (as defined therein) at an interest rate of 5% per annum. The principal and interest of the loan is due in 84 equal monthly payments commencing on the third anniversary of the advancement date, and is collateralized by certain machinery and equipment. At March 31, 1996 no borrowings were made under the Assistance Agreement.

          (e) The Company entered into a Grant Agreement, dated August 8, 1995 with the city of Bristol, Connecticut ("Bristol"), providing, under certain conditions, for a grant in an amount up to $100,000 ($50,000 was received in October 1995 and the balance is to be received on the achievement of certain employment levels). If the Company relocates 60% of its equipment or employees of its manufacturing facilities outside Bristol prior to August 8, 2005, the Company will be obligated to immediately repay the grant.

(NOTE F):
---------

     At March 31, 1996 the notes payable to officers, as amended, bear interest at 11% and 12% per annum. The 11% and 12% notes (aggregating $170,000 and $105,000), respectively) are payable on April 1, 1997.

                            NOVA TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 1996

                                  (UNAUDITED)



The notes are subordinated to the borrowings under the People's Bank ("Peoples") and Connecticut Innovations, Incorporated ("CII") loan facilities. The officers received permission from Peoples and CII to substitute deferred compensation aggregating $115,750 due them at March 31, 1996 for an equal amount of subordinated notes payable and in April 1996, a payment of $115,750 was made to the officers reducing the amount owed to them under the notes payable.

(NOTE G):
---------

     Two officers have agreed to defer until April 1, 1997 payment of salaries due them aggregating $16,332. Two officers have agreed to defer until April 1, 1997 payment of interest on deferred compensation due them aggregating $2,086. Three directors have agreed to defer payment of accrued director's fees until April 1, 1997 aggregating $15,250.

(NOTE H):
---------
     In the beginnining of May 1996, the Company borrowed $200,000 under its revolving line of credit.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

        The Company, from its inception on January 23, 1984 through the fiscal year ended December 31, 1994 had been engaged primarily in research and development of its NOVABED(R) Patient Transfer System and in raising capital to design and develop a marketable product. The Company had been classified as a development stage enterprise since substantially all of its efforts were devoted to research and development and to establishing a new business and there were no significant revenues. In 1994, the Company began taking orders for Novabed units and in June 1994, the Company shipped the first order of Novabed units since its inception and recorded sales of $233,000 in the year ended December 31, 1994. The Company is now manufacturing its second lot of Novabed units and is incorporating certain design changes based on suggestions from its distributors.

        Since January 1, 1995, the Company is no longer classified as a development stage enterprise. As of March 31, 1996 it had entered into eight distributorship agreements providing for the sale and shipment of Novabeds to each distributor and the granting of an exclusive sales territory to each distributor. At March 31, 1996, these agreements represent in the aggregate, purchase commitments with a value of approximately $5,700,000, to be ordered and delivered over a period of up to 36 months.

        In 1994, the three distributors then under contract with the Company ordered and were shipped an aggregate of 19 Novabeds which exceeded their aggregate minimum purchase requirements by 4 units. In 1995, the Company sold and shipped only 8 Novabeds to its three distributors, most of which were shipped in the first quarter. This sales decrease resulted from the Company's lack of sufficient working capital and the Company's focus on arranging, negotiating and consummating the 1995 Financing and relocating its assembly operations from New York to Connecticut. As a result, in 1995 the Company was unable to produce sufficient product to satisfy its distributors' minimum purchase requirements. The Company and the two distributors who were unable to receive their minimum purchase requirements in 1995 agreed to extend the period for selling and purchasing the minimum requirements for 1995 and thereafter by one year.

        In 1995, the Company decided to alter the way Novabeds are produced. Through the first quarter of 1995, the Company produced a number of the components of the Novabed in-house. The Company is now subcontracting much of this work. As a result, the Company will be able to produce Novabeds with less capital for tooling and equipment.

Results of Operations

        In the three months ended March 31, 1996 the Company recorded sales of $83,000 and incurred a net loss of $458,000 ($.08 per share) compared to sales of $120,000 and a net loss, as adjusted, of $244,000 ($.06 per share) in the three months ended March 31, 1995.

        In the quarter ended March 31, 1996 the Company's cost of sales exceeded its sales and the Company sustained a gross loss of $220,000 compared to a gross loss of $51,000 in the quarter ended March 31, 1995. In September 1995, the Company opened its new 28,000 square foot manufacturing facility in conjunction with the completion of an equity and debt financing package (the "1995 Financing"). The new manufacturing facility was necessary to enable the Company to meet its manufacturing requirements and sales objectives. Manufacturing overhead in the first quarter increased $135,000 from $91,000 in 1995 to $226,000 in 1996. Initially, production levels at the new facility have not been high enough to absorb the additional manufacturing overhead incurred in the new facility. As production and sales levels increase the Company expects gross losses to diminish and thereafter rising gross profits, although no assurance can be given that the Company will be able to achieve such satisfactory production and sales levels.

        Research and development expenses increased $15,000 from $67,000 (as adjusted for salary accruals) in the first quarter of 1995 to $82,000 in the comparable 1996 quarter. The increase is attributable to a $5,000 increase in an officer's salary rate for the quarter and increased wages devoted to research and development efforts in the first quarter of 1996.

        General, administrative, marketing and consulting expenses increased $26,000 from $126,000 (as adjusted for salary accruals) in the first quarter of 1995 to $152,000 in the comparable 1996 quarter. The increase is attributable to an $11,000 increase in an officer's salary rate for the quarter and an increase of approximately $16,000 in legal and accounting expenses.

        Interest expense increased $27,000 from $1,000 in 1995 to $28,000 in 1996, of which $18,000 is attributable to interest expense and amortization of financing costs in connection with the 1995 Financing.
In addition, in the first quarter of 1996 two officers, who earned interest aggregating $9,000 on debt due them, waived the accrual of interest on debt due them in the comparable 1995 quarter.

        The Company's agreements with its distributors generally provide for a fixed purchase price for Novabeds for an initial period that expires June 30, 1997. The Company's agreement with one of its distributors provides for a fixed price through December 31, 1998. If inflation, component parts pricing or other conditions result in an increase in the cost of producing Novabeds, the Company will not be able to pass along such increased costs to its distributors. The
Company does not expect that these fixed price provisions will have a material impact on the Company.

         As a result of common stock sales in 1995 the weighted average number of common shares used in computing loss per share increased from 4,355,533 at March 31, 1995 to 5,796,016 at March 31, 1996.

Liquidity and Capital Resources

        During the first quarter of 1996 the Company used net cash in operating activities aggregating $601,000 compared to $186,000 in the prior year's quarter. The increase in funds used in operating activities is attributable to the increase in net loss and to increases in inventory, accounts receivable and other assets as the Company began utilizing funds received in the 1995 Financing. The Company purchased equipment and capitalized certain tooling costs aggregating $10,000 compared to $5,000 in the prior year. In the first quarter of 1996 the Company received proceeds of $400,000 from borrowing under the 1995 Financing.

        As of September 5, 1995, the Company negotiated the 1995
Financing consisting of the following:

        1. $888,280 in net proceeds after finder's fees and expenses, from the sale of 900,901 shares of restricted Common Stock at a price of $1.11 per share.

        2. $1,000,000 loan facility from the People's Bank ("People's") under a two-year revolving line of credit collateralized by accounts receivable and inventory and a collateral cash account. The loan bears interest at prime rate plus 1.5%. Advances shall not exceed 80% of eligible accounts receivable plus 50% of eligible inventory. Although, People's has no obligation to advance funds until the $100,000 loan from the Connecticut Development Authority ("CDA") and the $200,000 loan from the Department of Economic and Community Development ("DECD") have been fully funded, People's has verbally agreed to waive such conditions because the Company temporarily deferred the purchase of capital equipment to be purchased with CDA and DECD loans. People's obligation to advance funds is also limited to 50% of the amount advanced by Connecticut Innovations, Incorporated ("CII") until the CII loan has been fully funded. In early May 1996, the Company borrowed $200,000 under the People's facility.

        3. $750,000 loan from CII maturing on September 5, 2001. The loan bears interest at 10% and is collateralized by all of the Company's assets, including its intellectual property. Interest only is payable semi-annually commencing on the earlier of (i) September 5, 1998 or (ii) the date the Company declares any dividend or repurchases any of its outstanding stock. The loan is to be funded upon achievement of certain milestones. The first three milestones have been achieved and advances of $100,000, $250,000 and $150,000 were received by the Company on September 5, 1995, January 26,1996 and March

           26, 1996. The final $250,000 will be funded when 100% of the Company's direct labor force is working in Connecticut, 75% of all manufacturing operations are located in Connecticut, 3 medical outcome studies have been completed and the Company employs at least 3 sales and service staff, including an insurance reimbursement specialist. The Company projects that the final advance will be received in early June 1996. In connection with this loan, CII received warrants to purchase 300,000 shares of Common Stock at $1.11 per share. Such warrants vest pro rata as the CII loan is advanced.

        4. $100,000 loan from CDA for the purchase of capital equipment, maturing on September 1, 2002. The loan bears interest at 7.94% and is collateralized by the equipment purchased with the proceeds. The loan is payable in equal monthly installments of principal and interest commencing October 1, 1998 in an amount sufficient to fully amortize the loan over its remaining term. If the Company's full time employment in Connecticut is less than 67 jobs after February 1, 1998, then the Company must repay $1,500 of the loan for each job below such number and the interest rate will be adjusted upward based on a sliding scale which increases based on the number of jobs below such employment target. CDA also received warrants to purchase 45,000 shares of Common Stock at $2.50 per share in exchange for a guarantee securing the People's loan up to a maximum of $400,000.

        5. $200,000 loan from DECD for the purchase of capital equipment, maturing ten years from the date of the first advance. The loan bears interest at 5% and is collateralized by the equipment purchased with the proceeds.

        6. $100,000 grant from the City of Bristol, Connecticut to help the Company relocate its primary manufacturing operations to Bristol, of which $50,000 was paid in October 1995 and $50,000 will be paid upon achievement by the Company of certain employment levels at its Bristol facility.

        7. Warrants to purchase an aggregate of 60,000 shares, collectively, of Common Stock at a price of $2.50 per share were given to three of the Company's distributors in exchange for their issuing letters of credit securing the People's loan up to a maximum of $600,000. The Company and two of the distributors also entered into an agreement allowing such distributors to purchase, and allowing the Company to require such distributors to purchase, under certain circumstances an aggregate of up to 126,667 shares of restricted Common Stock at a price of $1.50 per share. The call was exercised by the distributors in September 1995 and the Company received proceeds of $100,000 in 1995, $50,000 in January 1996 and $40,000 in March 1996. Pursuant to the financing agreement with People's, the proceeds received from the distributors reduced their outstanding letters of credit and are to be held in a restricted cash account by the Company. Pursuant to the put/call agreement, the number of warrants issued to the distributors was reduced by 19,000. The remaining warrants to purchase an aggregate of 41,000 shares of Common Stock remain outstanding.

        As of May 8, 1996, the Company had borrowed $200,000 under the revolving line of credit and had not received any funds under the equipment loans, although it plans to begin to borrow from these sources in 1996. Legal fees and commitment fees (excluding the value of warrants) in connection with the 1995 Financing were approximately $90,000. At March 31, 1996, the Company has a net worth of $197,000, working capital of $512,000, including unrestricted cash of $274,000, accounts receivable of $115,000 and inventory aggregating $483,000. At March 31, 1995, the Company had a net worth of $50,000, working capital of $140,000, including cash of $97,000, accounts receivable of $13,000 and inventory aggregating $171,000. The Company has expended less than $40,000 to purchase furniture and equipment for its new manufacturing facility in Bristol, Connecticut. Manufacturing operations commenced in November and at March 31, 1996 the Company employed 11 workers in this facility, including assemblers, welders, supervisors, a purchasing agent and an administrative assistant. The Company is reviewing plans to purchase additional manufacturing equipment. The Company has no material commitments for capital equipment expenditures. The Company is planning to seek additional distributors and accelerate product engineering research and development.

        The Company intends to continue to explore a strategic alliance or merger as a means of improving the Company's cash flow and capital. In this regard, the Company is engaged in discussions with several distributors of medical products regarding a potential business combination. The Company's discussions with all but one of the distributors are preliminary. However, the Company cannot state that any of these transactions is probable because no agreement in principle with respect to transaction price and all other material terms has been reached. In addition, any such transaction is likely to be subject to the Company obtaining additional financing, the resolution of certain material business issues and ongoing due diligence. There can be no assurance that any such transaction will be consummated.

        The financing arrangements with CDA and DECD, both of which are instrumentalities of the State of Connecticut, provide that the Company must prepay such loans together with a prepayment penalty equal to 7.5% of the loans and the guaranty, if the Company physically transfers the operations of its business located in Connecticut outside of Connecticut within 10 years.

         The CII loan agreement requires, with certain exceptions, that the Company maintain a "Connecticut presence" by basing at least 50% of its officers in Connecticut, basing a majority of its employees in Connecticut and conducting the majority of its operations in Connecticut. The Company is currently in compliance with this requirement. The CII loan agreement contains a mandatory prepayment provision in the event the Company ceases to maintain a Connecticut presence, the Company sells Common Stock for its own account in an underwritten public offering or there is a change in control of the Company or its assets. This provision includes a prepayment penalty in an amount equal to the greater of (i) an amount sufficient to provide a rate of return of 25% compounded annually or (ii) the excess of the market price of the Common Stock underlying the warrant granted to CII over the exercise price of such warrant. The grant from the City of Bristol must be prepaid if prior to August 8, 2005, the Company relocates 60% of the equipment or employees of its manufacturing operations outside of Bristol or the Company defaults in payment of property taxes due to Bristol. The Company has treated the $50,000 grant paid by the City of Bristol as a grant award, to be recorded as income at a later date, if applicable. In order to comply with these requirements, the Company established its manufacturing facility in Bristol, Connecticut.

        From January 1, 1995 through August 31, 1995, the Company sold approximately 394,000 shares of Common Stock in private placement sales, from which it derived net proceeds of approximately $545,000. In January 1995, the Company received $99,600 from the purchase of 73,752 shares of Common Stock by holders of warrants issued in 1990 with an exercise price of $3.00 per share and an expiration date of December 31, 1994, which expiration was extended to January 20, 1995 at a revised exercise price of $1.35 per share. The remaining warrants to purchase 77,391 shares of Common Stock on the same terms were not exercised and were permitted to lapse.

        The Company has received reports on its financial statements from its independent auditors which include an explanatory paragraph indicating that substantial doubt exists about the ability of the Company to continue as a going concern. The factors referenced by the auditors include the Company's recurring operating losses and the need for additional financing for commercial exploitation of its product.
The Company believes it has sufficient working capital and borrowing availability to finance operations until June 1996. The Company estimates that it will need to obtain an additional equity contribution of at least $1,000,000 on or before June 30, 1996 and that it will need approximately $1,000,000 in additional financing prior to December 31, 1996 beyond the $1,000,000 required by June 30, 1996 to finance its operations over the 12 month period following June 1996. These estimates are generated from an internally prepared business plan. The Company has begun to seek additional capital and has retained TimeCapital Securities Corporation ("TimeCapital") as its exclusive agent to assist the Company in raising $500,000 by May 21, 1996 and an additional $500,000 by June 30, 1996 through the sale of Common Stock at a price of $2.00 per share in private placement. The Company has also entered into an agreement with TimeCapital for it to act as the Company's exclusive agent to assist in arranging for one or more qualified broker-dealers to serve as the underwriter(s) on behalf of the Company in connection with a public offering of Common Stock.
The Company also has verbal agreements with three finders, one of whom is Arlindo Jorge, a director of the Company, pursuant to which it will pay a commission of 10% of the proceeds of private placement sales obtained by the finders. There can be no assurance that the Company's estimates will prove to be accurate, that the Company will be able to raise such additional capital or that the Company's existing distributors will fulfill their purchase commitments. If such contingencies are not realized, the Company would have to drastically reduce its staff and curtail manufacturing operations which may result in a default under and acceleration of the Company's loan obligations and, ultimately, bankruptcy and/or the discontinuance of operations.


PART II.  OTHER INFORMATION
          -----------------
          Not Applicable

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NOVA TECHNOLOGIES, INC.
                                (Registrant)

May 20, 1996                    By:/s/ Paul DiMatteo
                                   ----------------------------------
                                   Paul DiMatteo
                                   President


May 20, 1996                    By:/s/ Stephen M. Fisher
                                   ----------------------------------
                                   Stephen M. Fisher
                                   Senior Vice President
                                   and Principal Financial
                                   Officer


May 20, 1996                    By:/s/ Harold J. Lash
                                   ----------------------------------
                                   Harold J. Lash
                                   Controller and Chief
                                   Accounting Officer