Form 10KSB/A
period 1995-12-31
NOVA TECHNOLOGIES INC /DE
filed 1996-08-05
CIK 776171

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-KSB/A-1

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [Fee Required]

                       For the fiscal year ended December 31, 1995
                                                 -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                       For the transition period from            to
                                                      ----------    ----------

                       Commission file number               33-42880
                                             ---------------------------------

                            NOVA TECHNOLOGIES, INC.
     --------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                    11-2674603
     -------------------------------                   -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     89 Cabot Court, Unit L, Hauppauge, New York             11788
     -------------------------------------------       -------------------
     (Address of principal executive offices)             (Zip Code)

Issuer's telephone number (516) 434-8811
                          --------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $220,368
                                                              --------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $12,373,360 as of 7/31/96.
- -------------------------


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  6,411,183 as of 7/31/96.
                                                      -----------------------

DOCUMENTS INCORPORATED BY REFERENCE: None

          Transitional Small Business Disclosure Format: Yes    No X
                                                            ---    ---

                                     PART I

  Item 1.  DESCRIPTION OF BUSINESS

  BUSINESS DEVELOPMENT AND OVERVIEW

            Nova Technologies, Inc. ("Nova" or the "Company"), a publicly traded (NASD, NOTL) company, was founded in 1984 to create a methodology of providing for the unassisted transfer of bedridden patients. Nova's objective is to become a fully integrated design, engineering, manufacturing and marketing company addressing a niche market in the medical equipment and supply field. On June 14, 1996, Nova, through its wholly-owned subsidiary, Vivax Medical Corp. a newly formed Delaware corporation ("Vivax"), acquired all of the outstanding capital stock of Comed Systems, Inc., a New Hampshire corporation ("Comed"). Vivax will continue the business of Comed as a distributor of specialized beds, support surfaces and related equipment in the greater Boston area. On and after June 14, 1996, the term the "Company" shall include both Nova and Vivax unless otherwise specifically provided or the context otherwise requires.

            The Company's engineering and technical staff has developed a patient transfer system (Novabed(R)) to be marketed to the rapidly growing long-term care market. The Nova patient transfer system, with the push of a button on a hand held pendant can automatically, comfortably, and safely transfer a bedridden patient from a lying position in a hospital type bed to a seated position in a wheel chair or commode and transfer the patient back into the bed. A wheelchair backrest must be manually inserted in order to separate the wheelchair from the bed. The system consists of a unique hospital-type bed, a companion wheelchair, accessories, and is designed to be operated by one attendant or, under certain circumstances, by the patient unassisted. At present the Company is not aware of any similar products on the market. The Company has been issued 18 patents related to the transfer system and bed sore prevention and has received United States Food and Drug Administration ("FDA") approval to market the product.

            The Novabed(R) provides elderly and disabled persons and their care givers with an alternative to manual lifting or conventional hydraulic lifting devices. Such devices are difficult to use and often require special safety precautions. The Company believes its system can significantly help the bedridden to be comfortably and safely cared for in their own homes. The patient transfer system has demonstrated how it may also partially reduce or eliminate transfer related injuries to both staff and patients. Use of Nova's system by institutions can improve patient care and mobility, provide therapeutic benefits, and reduce costs associated with transfer-related labor requirements and injuries. In addition, Novabed(R) can provide a means for many non-ambulatory patients to be cared for in the home, thereby enabling early release from the hospital. In the private home setting, Nova's unique transfer system can significantly delay institutional care, thus saving the high cost of nursing home care and enhancing quality of life.

            The potential users of the patient transfer system include: the severely physically handicapped; disease related bedridden persons; trauma and stroke victims; post surgical and orthopedic rehabilitation patients; and the elderly disabled. Purchasers of the system can be divided into three segments: hospitals; nursing homes and related care facilities; and the home care market, a rapidly growing segment in the industry.

            The Company's strategy is to establish, through clinical trials, medical efficacy conditions for the product, determine and establish cost benefit, and demonstrate how the patient transfer system greatly improves quality of life. The Novabed(R) has undergone clinical evaluation in an institutional and home care setting. The Company is focusing its marketing on hospitals, rehabilitation units and nursing homes in order to develop a strong referral base for the large home healthcare market. Concurrent with this effort the Company is developing a program to seek reimbursement authorization by Medicare, Medicaid and other third party payors. See "Beta Site and Field Trials" and "Third Party Reimbursement" below.

            Nova commenced field trials of the Novabed with the installation of a prototype in a nursing home in November 1992 and a prototype in a private home in February 1993. In 1993 the Company commenced tooling for and production of its first lot of 40 units for commercial sale. The first sales of these units were recorded in June 1994. Since the commencement of production in 1993, the Company has produced 70

  Novabeds(R), of which 58 have been sold and shipped and 8 have been used for field trials and testing. The remaining 4 units are held in inventory for shipment. An additional 23 units are currently being assembled for commercial sale.

            Until recently, Nova relied almost exclusively on distributors with industry experience with specialty beds to sell product to the institutional as well as the home healthcare markets. The Company has entered into seven exclusive distribution agreements to date covering seven regional territories in the United States. The regions combined cover approximately 25% of the U.S. population. As a result of the Company's recent acquisition of Comed, one of the Company's former distributors, the Company now has in-house distribution capability in the greater Boston area. In the future the Company plans to grow its own sales force for distribution to the institutional markets and to continue to work with Home Medical Equipment dealers ("HME"), Durable Medical Equipment dealers ("DME"), distributors, and home healthcare agencies in selling to the institutional and home healthcare markets. See "Marketing and Distribution" below.

            In September 1995, pursuant to a series of inter-related transactions (the "1995 Financing"), the Company (i) sold 900,901 shares of Common Stock for an aggregate of $1,000,000, (ii) entered into a Grant Agreement with the City of Bristol, Connecticut providing, under certain conditions, for a grant in the amount of $100,000, (iii) entered into a Financing Agreement with Connecticut Innovations Incorporated ("CII"), a State of Connecticut agency to borrow $750,000 in four staged installments, (iv) entered into a Loan Agreement with People's Bank ("People's Bank"), providing for a $1,000,000 revolving credit facility (v) entered into a Loan Agreement with Connecticut Development Authority ("CDA"), a State of Connecticut agency providing for advances up to $100,000 for the purchase of new or used equipment and (vi) entered into an Assistance Agreement with the Department of Economic and Community Development ("DECD"), a State of Connecticut agency providing for a loan in an amount not to exceed $200,000 for the purchase of capital equipment. In September 1995, the Company also sold 126,667 shares of restricted Common Stock for $190,000 to two of its distributors. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

            On June 14, 1996, Nova, through its wholly-owned subsidiary Vivax, acquired from Douglas and Donna Drew all the outstanding capital stock of Comed, a distributor of specialized beds, support surfaces and related equipment in the greater Boston area, and Comed was merged into Vivax. Of the aggregate purchase price of $3,000,000, $1,500,000 was paid in the form of 600,000 shares of Common Stock (using a value of $2.50/share per the Agreement) and the remaining $1,500,000 consisted of two $750,000 promissory notes bearing interest of 8% of Vivax which are guaranteed by Nova. One promissory note is payable on June 14, 1997, and the second promissory note is payable over a period of three years commencing in 1998, with the amount of the installments of principal being dependent on the future results of operations of the acquired business. Payment of the promissory notes is secured by separate security agreements of Vivax and Nova covering, respectively, inventory and equipment of Vivax, and certain technology of Nova. The distribution agreement between Nova and Comed was terminated in connection with the acquisition.

            The specialized bed, support surfaces and related equipment distributed by Vivax include the Novabed(R), air therapy beds, air therapy mattresses, enclosure beds, low air loss beds, obese beds, mattress replacement systems and mattress overlay systems. These beds and surfaces are used for the treatment of pressure wounds, burns and trauma and the control of pain. Vivax distributes its products to hospitals, nursing homes and related care facilities and to the home care market. Historically, approximately 95% of Vivax's operating revenues have been derived from the rental, rather than the sale of specialty beds. Rental arrangements typically provide for ongoing service of the beds by Vivax. Most institutions rent specialty beds from Vivax on a daily basis while most of Vivax's home care customers rent specialty beds on a monthly or longer basis. As of June 1996, Vivax was renting specialty beds to approximately 60 institutions and approximately 90 home care customers.

            Nova was incorporated in Delaware in January 1984. Comed, now known as Vivax, was incorporated in Florida in 1989, reincorporated in New Hampshire in 1996 and merged into Vivax, a Delaware corporation in June, 1996. The Company's principal executive offices are located at 89 Cabot Court, Unit L, Hauppauge, New York 11788, telephone number (516) 434-8811.

  PATIENT MANAGEMENT SYSTEM

            The Company's modular Novabed(R) Patient Management System, consists of a specialized hospital type bed and companion wheelchair which allows the patient to be gently and automatically moved from the bed into the wheelchair and back again. The patient lies on a moveable bed sheet which smoothly moves the patient toward the head or foot end of the bed. The companion wheelchair is positioned at the foot of the bed. When an operating key is depressed on the hand-held pendent, a movable leg and foot rest on the wheelchair moves into place. The patient is then transferred by a conveyer sheet to the foot of the bed, with the feet and legs sliding onto the elevated leg rest. The mattress is then raised to lift the patient to a sitting position as the leg and foot rest moves the legs forward and down to their normal position. When the wheelchair backrest is manually inserted, a release lever can then release the wheelchair from the bed. A patient may be moved from the wheelchair back into the bed by reversing this process.

            The Company's Patient Management System, with the tilt table option, can also transfer a patient from the bed to a standing position or from a standing position back to the bed. This feature, which is scheduled to be introduced in the fourth quarter of 1996, will allow the Novabed(R) to be used as a tilt table for angular positioning which is beneficial for certain hospital and rehabilitation applications, such as treatment for burns and recovery from spinal fusion, total hip replacement and other orthopedic procedures.

            An Obese Patient Model for transferring patients up to 450 lbs. is complete. An additional important feature is the Novabed(R) equipped with an air therapy mattress for the prevention or cure of decubitus ulcers (bed sores). Both the Obese Model and the air therapy option have been shipped to customers and have been placed in service. The Company anticipates that its Obese Model will account for more than half of its sales in the proximate future.

            The Company has completed and is manufacturing its first production model. This model uses a production hospital type bed which is modified to provide transfer capability. The Company's "Standard" Patient Management System is of modular construction and therefore can be taken apart for easy transport and installation in a location. The Company is marketing the Novabed(R) for use in both homes and institutions, including rehabilitation units and hospitals. Additional features and optional equipment of the Novabed(R) include:

            . Patient Positioning: In additional to the normal tilt functions of a standard hospital bed, by pressing push buttons in sequence, the patient can be repositioned (moved upward toward the head of the bed) in a Novabed(R).

            . Toilet Access: The wheelchair seat can be replaced by a commode seat, and the wheelchair can be located over a home or institutional toilet, or used with a chamber pot.

            . Contour positioning: Height adjustment, upper body positioning, leg and knee positioning.

            . Air therapy mattress for bedsore prevention: The conventional mattress is replaced with a special mattress providing air-support therapy for the healing and prevention of bedsores.

    In addition to patient transfer, the Company believes that the following benefits may be derived from its patient transfer system:

       Therapeutic Benefits: Frequent or timely movement of a patient to a sitting or vertical position is extremely important for postoperative recuperation and for preventing deterioration of the cardiovascular, skeletal, muscular, and respiratory systems, the skin, and for the patient's overall physical and psychological well being. Lack of motion can cause pneumonia, accelerated osteoporosis, blood clots and bedsores, among other serious disorders.

       Pain Management: Reduction of pain during repositioning or transfer caused by, or associated with certain physical or pathological conditions such as severe burns, postoperative care, multiple trauma, arthritis and advanced cancer.

       Labor Saving Device: Reduction of staffing required to transfer patients, particularly heavy patients. Reduction of the menial tasks of nursing has the potential of enhancing the quality of nursing care and helping reduce the current shortage of nurses.

       Reduction of Injuries to Patient and Attendant: There is a high incidence of back injury associated with patient transfer, which may cause attendants to lose time on the job, and contribute to the cost of workers compensation insurance. The Company's transfer system may reduce the incidence of such injuries.

  VIVAX

    Vivax commenced operations in 1991 under the name Comed as a distributor of specialized beds, support surfaces and related equipment in the greater Boston
  area.   The specialized bed, support surfaces and related equipment distributed by Vivax include the Novabed(R), air therapy beds, air therapy mattresses, enclosure beds, low air beds, obese beds, mattress replacement systems and mattress overlay systems. These beds and surfaces are used for the treatment of pressure wounds, burns and trauma and the control of pain. Vivax distributes its products to hospitals, nursing homes and related care facilities and to the home care market. Historically, approximately 95% of Vivax's operating revenues have been derived from the rental, rather than the sale of specialty beds. Rental arrangements typically provide for ongoing service of the beds by Vivax. Most institutions rent specialty beds from Vivax on a daily basis while most of Vivax's home care customers rent specialty beds on a monthly or longer basis. As of June 1996, Vivax was renting specialty beds to approximately 60 institutions and approximately 90 home care customers.

    Vivax does not have any exclusive or other contractual arrangements with the manufacturers and suppliers of the products it distributes. Accordingly, Vivax relies on the relationships it has developed with such manufacturers and suppliers, its established distribution relationships, its service performance and its reputation to attract and retain suppliers of product. Historically, Vivax has relied on approximately 4 major suppliers and 2-3 lesser suppliers. Vivax purchases the products it distributes at the prevailing dealer price.

    Vivax also does not have any exclusive arrangements with any of its customers. Accordingly, Vivax must compete on the basis of price and service performance.

    Vivax owns approximately 420 beds, approximately 60% of which are currently being rented.

  PROSPECTIVE MARKETS

  Patient Population

    The Novabed(R) is designed to assist patients, and has proven to be of particular benefit for obese patients, who require assistance in transferring in or out of a bed or chair. Persons who are bedfast or chair-fast generally come from the following groups:

  Elderly

    According to statistics compiled by the United States Bureau of the Census, in 1995 there were 33.4 million Americans age 65 or older and by 2000 this age group is expected to increase to 34.3 million with approximately 6.6 million elderly persons in the United Sates requiring long-term care.

  Persons Severely Handicapped by Medical Conditions or Trauma

    The Company believes that many persons who are severely disabled due to muscular dystrophy and related neuromuscular disorders, including amyotrophic lateral sclerosis (Lou Gehrig's disease), cerebral palsy, stroke or severe traumatic spinal cord injury can benefit from the Novabed(R).

    Based on input from the Company's distributors, the Company's own beta-site testing and limited sales to date, the Company believes that potential users of its patient transfer system fall primarily into three categories:

  (1)  Hospitals and Rehabilitation Centers

    The Company believes that its patient transfer system may provide needed therapeutic benefits and may be particularly useful in such hospital service areas as those used for post-operative care, rehabilitation, long-term care, chronic disease, orthopedic care and cancer care. The Company considers hospitals to be important potential customers. It believes that successful clinical trials in hospitals are important in seeking medical acceptance and that follow-on sales to hospitals will then spread the product's reputation and produce referrals by hospital discharge planners and physicians for the home care and nursing home markets. The Company has conducted beta site and field trials in non-hospital settings and the Company's distributors are compiling information with respect to utilization in the hospital setting.
  The Company believes that hospitals which purchase its patient transfer system may be better able to utilize staff, reduce patient transfer staff requirements, reduce workers' compensation claims and reduce staff transfer-related injuries.

  (2) Nursing Homes

    The Company believes that many residents in nursing homes require assistance in using the toilet or are chair fast or bedfast. The Company believes that nursing homes which purchase its patient transfer system may be better able to utilize staff, improve quality of care given and reduce patient and staff transfer-related injuries.

  (3) Home Care Market

    The Company believes that there are many adults residing at home who need assistance in getting in or out of a bed or a chair. The Company also believes that one of the reasons that some persons are moved from private homes to nursing homes is that their spouse or other caregiver cannot effectively and easily move the person between a bed and a commode or wheelchair with other currently available transfer devices.

    Nursing home costs are often financially devastating to the patient and family. Many nursing home residents who were not initially indigent require governmental assistance after exhausting their resources on nursing home care.

    The Company believes that its transfer system would enable many patients to be cared for at a lower per diem cost at home by a family member combined with periodic visits by a nurse or home health care aide. The Company believes that with a growing and relatively affluent elderly population, home care is potentially its largest segment and that many home care families and patients will have strong emotional or financial incentives to use its transfer system to avoid or defer entry to a nursing home.

  MARKETING AND DISTRIBUTION

    Nova initially engaged, for select regions, distributors with experience in the specialty bed market. These distributors in turn sell or rent direct to institutions, to other dealers, and home healthcare service providers. In addition, the Company recently acquired one of its distributors, Comed, which has been engaged in the distribution of specialized beds and support surfaces and equipment in the greater Boston area since 1991. As a result, the Company now has in-house marketing and distribution capabilities in the greater Boston market.

    The Company has entered into seven distributorship agreements providing for the sale and shipment of Novabed(R)s to each distributor and the granting of an exclusive sales territory to each distributor. In 1994, the three distributors then under contract with the Company ordered and were shipped an aggregate of 20 Novabeds(R) which exceeded their aggregate minimum purchase requirements by 5 units. In 1995, the

  Company sold and shipped 13 Novabeds(R) and 8 wheelchairs to its six distributors, most of which were shipped in the first quarter. This sales decrease resulted from the Company's focus on arranging, negotiating and consummating the 1995 Financing and relocating its assembly operations from New York to Connecticut and the Company's lack of sufficient working capital. As a result, in 1995 the Company was unable to produce sufficient product to satisfy its distributors' minimum purchase requirements of 38 Novabeds(R). The Company and the two distributors who were unable to receive their minimum purchase requirements in 1995 agreed to extend the period for selling and purchasing the minimum requirements for 1995 and thereafter by one year and agreed that all prior purchases would count toward their 1996 minimum purchase requirement.

    To date, the Company has generally encouraged the placement of and accepted orders for product as it envisioned that product would be available shortly. The Company's distributors generally have not placed firm orders until the Company has indicated that product is or will be available. The following table sets forth the number of Novabeds(R) ordered and delivered in each month of 1996 to date:

                    NOVABED(R) ORDERS RECEIVED  NOVABED(R) ORDERS SHIPPED
                    --------------------------  -------------------------

  January 1996                    2                           -
  February 1996                   3                           2
  March 1996                      2                           3
  April 1996                      9                           2
  May 1996                        5                           9
  June 1996                       2                           3

    The Company's distributors have agreed to purchase a minimum number of units from the Company over specified periods of up to 31 months from June 1, 1996, which includes approximately 184 units during 1996. During the period January 1, 1996 to July 1, 1996, the Company shipped 19 units, all of which were purchased by the Company's distributors. As of July 1, 1996, the Company had unfilled orders for 2 units and 3 wheelchairs from a private hospital. The distributors have not ordered a pro rata portion of their 1996 minimums.

    Each distributor's purchase price is fixed for the period of the initial purchase commitment. In addition to being required to satisfy a minimum purchase commitment during an initial period, each distributor is required to maintain certain annual purchase levels and to distribute such purchases throughout the year to retain exclusive rights to sell in his territory. The obligations of such distributors are not supported by financial or performance guaranties. In the event any distributor is unable to achieve sales equivalent to its minimum purchase requirement, either due to its failure to adequately market the Novabed(R) or the inadequacy of the demand for the Novabed(R), the Company will be relying on the financial strength of such distributor to purchase the required minimum to be held in inventory by the distributor. While the Company believes that these distributors are financially sound, no assurance can be given that such distributors will satisfy their obligations to the Company. No assurance can be given that the Company will be able to obtain sufficient capital to meet its obligations under these agreements to supply the number of units required. The Company estimates that it will need to obtain an additional equity contribution of approximately $2.75 million to finance its operations through June 1997.
  There can be no assurance that the Company's estimates will prove to be accurate. If the Company does not obtain the necessary additional financing it may not be able to produce sufficient product to satisfy the minimum purchase requirements of its distributors. Failure by the Company to produce sufficient product to satisfy its obligations to its distributors would constitute a default under the Company's distribution agreements which may subject the Company to claims for damages and may allow the distributors to terminate such agreements.

    For the year ended December 31, 1995, sales aggregating approximately 87% of the Company's net sales were made to the following distributors:

                      Advanced Therapeutics, Inc.    -        $64,596 (29%)
                      Comed Systems, Inc.            -        $60,956 (28%)
                      Concept Medical, Inc.          -        $36,194 (16%)

                      Recovercare, Inc.              -        $30,405 (14%)

       The distribution agreement between Nova and Comed was terminated in connection with the acquisition of Comed by Nova. It is anticipated that Nova will sell its products to Comed (now Vivax) on substantially the same terms that Nova sells its products to Nova's independent distributors.

       The names and exclusive territories of all the distributors are as follows:

  NAME OF DISTRIBUTOR                             TERRITORY
  -------------------                             ---------
  James J. Brooksbank (Medco Equipment, Inc.)*    Minnesota
  Innovative Medical Systems, Inc.                Missouri, Kansas, Arkansas and part of Illinois
  Advanced Therapeutics, Inc.                     Parts of Michigan and Wisconsin
  Recovercare, Inc.                               Parts of New Jersey, Pennsylvania, Delaware
  Stat Medical, Inc.                              Washington
  Concept Medical Corporation                     Parts of Florida
  JCM Capital Corp.                               New York

       * Medco Equipment, Inc. is an affiliate of James J. Brooksbank.

       The Company is required to train the distributors' service personnel and generally to fill orders within 180 days, although the Company's agreement with one of its distributors requires that orders be filed within 30 days. The distributors are required to service the product they sell in a high quality manner to avoid loss of their right to market the Novabed(R).

       The Company feels that working initially with distributors is the most expeditious way to generate early sales, lower the Company's working capital requirements by receiving prepayment on required product purchases and reduce the initial cost to market the Novabed(R). Five of the Company's agreements with its distributors require that 50% of the purchase price be paid upon acceptance by the Company of an order and four of the Company's agreements with its distributors require that the balance of the purchase price be paid within 10 days after delivery of the product. One of the Company's distributors is not required to make a prepayment, another distributor is only required to make a 25% prepayment and three of the distributors either have the right to pay the unpaid balance of the purchase price within 30 days of delivery or no payment period is specified. If the Company enforces these payment arrangements, partial payment upon order and accelerated payment upon delivery arrangements will improve the Company's cash flow and reduce its working capital requirements. In the past, the Company has waived these payment provisions under certain circumstances and may do so in the future. The Company recognizes revenue at the time of shipment of product.

       The Company's ability to satisfy its production requirements will depend upon the Company's ability to obtain additional capital and/or financing. The Company's agreement with one of its distributors provides that such distributor shall not be required to meet its minimum purchase requirements during any period that the Company is not able to satisfy such requirements and extends the term of such agreement by one month for every month of delay for each order placed by the distributor.

       Four of the Company's distributors own in the aggregate 818,784 shares of
  the Company's Common Stock.   Advanced Therapeutics, Inc. and Innovative
  Medical Systems, Inc. acquired 66,667 and 60,000 shares, respectively, at a cash price of $1.50 per share pursuant to the exercise in September 1995 of certain call option rights granted to them by the Company in connection with the 1995 Financing. See item 7 under "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." JCM Capital purchased 450,450 shares of common stock from the Company at a cash price of $1.11 per share as part of the private placement that constituted part of the September 1995 Financing. James J. Brooksbank acquired the following shares as part of private placement transactions:


DATE PURCHASED         NUMBER OF SHARES         CASH PRICE/SHARE
- --------------         ----------------         ----------------

5/91                          6,667                 $1.50
2/15/94                      50,000                  1.00
3/17/94                      85,000                  1.00
4/17/94                     100,000                  1.00
                            -------

                            241,667
                            =======

  The option exercise price of $1.50 per share was negotiated by the Company with Advanced and Innovative. The private placement price of $1.11 per share paid by JCM Capital was negotiated by the Company with TimeCapital, the private placement agent and is the same price paid by the other participants in such private placement. The private placement prices paid by James J. Brooksbank were established by the Company and made available to all interested and qualified investors.

       Because of the Company's desire to grow its business and its concern that its existing distributors may not be able to fully satisfy their purchase commitments over the agreed upon time frames, the Company is currently seeking additional agreements with potential distributors, durable medical equipment dealers or other organizations which have access to disabled persons who are candidates for the Novabed(R) Patient Transfer System. The Company may also consider entering into a license agreement or a joint venture agreement or merger with a strategic partner. The Company also plans to retain the rights to distribute its products and to set up its own regional distribution systems, which it intends to do in the greater Boston market through its acquisition of Comed. Nova intends to employ a direct sales force to sell to hospitals, nursing homes, and other health care institutions. Sales to the home healthcare market will be made through home medical equipment (HME) and durable medical equipment dealers (DME), and home healthcare agencies. Nova will cooperate with these dealers to install and service the product through the dealer network.

       In addition, the Company will also investigate a rental program, provided that sufficient capital to finance the rental inventory can be obtained. Equipment rentals to institutions would be handled directly by the Company. For the home care market Nova would maintain ownership of the product and would work with dealers where the dealer acts as a commissioned sales and collection agent on equipment rental to the home.

       The marketing operations of the Company are currently carried out by one of the Company's executive officers assisted by service personnel. The Company plans to hire additional marketing, sales and service personnel in the near future.

       The Company presently warrants the material and workmanship of its patient transfer systems for a period of one year from the date of their sale. The Company has fulfilled its warranty obligations in connection with its initial production lot and retrofitted these units to correct design deficiencies, improve reliability and incorporate product enhancements. These and other design changes have been incorporated in the Company's subsequent production runs.

  BETA SITE AND FIELD TRIALS

       Nova commenced its beta-site program in November 1992. The first unit was installed for a clinical field trial in a full service skilled nursing home in Connecticut. The nursing home uses the patient transfer system primarily for stroke patients. Novabed(R) has been in service continually since installation where it has performed very well with the service and nursing staff on the designated floor able to quickly learn to operate the product. The nursing home estimates that 25% of their current patients could use the patient transfer system. They have purchased an additional Novabed(R) and intend to try to purchase other units.

       In February 1993, a second unit was placed in a private home of a patient recommended by the Multiple Sclerosis Society. The patient, who lives with her husband and daughter in a suburban home, is very debilitated. She has a live-in home care attendant during the week. The family reports that the patient often experiences severe pain after being seated in a chair or lying in bed for as short a time as a half hour. This condition mandates frequent transfers to and from the bed, averaging 10 to 20 times a day. Prior to the installation of the Novabed(R) such frequent transfers placed an enormous, round-the clock, burden on the home care attendant and the family. The family reports that on two occasions, because of Novabed(R), the patient's doctor approved keeping the patient at home during a required change in drug administration regimen instead of requiring a normal 7 to 8 day hospitalization period.

       Several minor changes in design were the result of feedback from these trials and from considering the special needs of a nursing home. These changes were implemented in the initial production run prior to sale of units to distributors. Design change suggestions have come from current distributors who have been using the production model. Certain of these changes have been incorporated in the current production lot of 50 units.

  FOREIGN MARKETS

       Once the Company has successfully marketed its patient transfer system in the domestic market, the Company plans to seek license or joint venture agreements with foreign manufacturing or trading companies in Canada, Europe and Japan. The Company, however, is not presently engaged in any license or joint venture negotiations.

  THIRD-PARTY REIMBURSEMENT

       The market for medical devices is materially affected by the extent to which the purchase price or rental cost will be reimbursed by third-party payors, such as Medicare, Medicaid and private insurance. This is particularly true with home care. Sales of capital equipment, such as the Novabed(R) and the other specialized beds sold or rented by Vivax, to institutions such as hospitals and rehabilitation facilities are not directly reimbursed by Medicare but are indirectly reimbursed through an overhead allocation.

       In the home care equipment market, third-party reimbursement issues center around whether the patient transfer system will be a covered item, the level of reimbursement available, and for which medical indications reimbursement will be available. In the absence of a national Medicare coverage determination, the local contractors that administer the Medicare program can, within certain guidelines, make their own coverage decisions. Favorable coverage determinations for durable medical equipment are made in those situations where a review concludes that the product is safe (FDA approval required), the product is durable, medical efficacy can be established, and the patient qualifies as needing the product for medical reasons.

       The Company has made a presentation to the Health Care Financing Administration ("HCFA") in anticipation of submitting an application for a new procedure code for the Novabed(R). HCFA has assigned analysts to the Novabed(R) and will assist the Company in preparing the application for the procedure code. A specific new procedure code is required prior to Medicare approval.

       To obtain a new procedure code, the Company will be required to demonstrate that its patient transfer system is valuable and medically beneficial to the home care patient and that it is not merely a luxury item. To obtain data to support this position, the Company intends to sponsor a study of home care patients who have each purchased, rented or been supplied with its patient transfer system, and who could benefit from its use, e.g. by improved health, reduced home care cost or postponing or avoiding entry into a nursing home. The Company anticipates that such a study, expected to be performed over a six month period will involve the establishment of appropriate protocols, the assembly and documentation of study data and its presentation to HCFA personnel. The Company believes that it may take a year or more, subsequent to the completion of the study, to obtain a new procedure code for its transfer system, and there is no assurance that it will succeed in these regards. Because of the uncertainty that it can obtain a new procedure code and a reimbursement level which is a major percentage of the sale or rental price of the equipment (e.g. 80%), the Company has assumed in its planning that a new procedure code will not be granted. It believes, although there can be no assurance given, that in view of the number of persons at home who need assistance in getting in and out of a bed or chair, there will be sufficient demand for the Company's patient transfer system to achieve commercial viability absent any reimbursement.

       The agreement with one of the Company's distributors requires that the Company apply for third party home care, hospital and nursing home reimbursement approval for Medicare and New York State Medicaid no later than April 30, 1997 and that if such approvals are not obtained within one year of the date of application that such distributor's minimum order quantity shall be reduced by 50% until such approval is obtained.

       Approximately 21% and 24%, respectively, of Vivax's revenues for the year ended May 31, 1995 and the nine months ended February 29, 1996 were derived from Medicare. Reimbursement can be influenced by the financial instability of private third-party payors and the budget pressure of and cost shifting by governmental payors. In January and April 1996, respectively, Medicare Part B reimbursement (which relates to home care patients) of specialty beds was reduced by 20% and the criteria for determining eligibility of patients for reimbursement for specialized beds were made materially more stringent. Approximately 15% of Vivax's revenues is currently derived from Medicare Part B reimbursement. These developments will have a materially adverse effect on future sales of the Company. In addition, the Company believes that the Medicare Part A reimbursement system for nursing home patients is likely to be modified. It is anticipated that the new system will move away from current cost-based reimbursement towards a managed care model with block awards to fewer regional administrators who will rely on fewer suppliers. The impact of any such changes is difficult to determine. Medicare Part A reimbursement currently represents less than 10% of Vivax's revenues. However, any reduction in coverage or reimbursement rates will have a material adverse effect on the Company's results of operations.

       The Company has added an air-therapy mattress as an option to the Novabed(R). There are procedure codes and policies established for the use of support surfaces for the prevention of decubitus ulcers. The distributors who rent the Novabed(R) to their customers assist these customers in obtaining Medicare reimbursement for the Novabed(R) outfitted with the air therapy mattress.

       In addition, the Company's operations are subject to federal, state and local regulations with respect to environmental and safety matters. The Company has obtained Eastern Testing Laboratories approval relating to certain safety aspects of its Novabed(R). The cost of compliance with such laws and regulations, in the Company's opinion, have not materially affected its operations.

  RESEARCH AND DEVELOPMENT

       During the years ended December 31, 1994 and 1995, the Company expended approximately $771,000 and $298,000, respectively on research and development activities. The objective of the Company's research and development program has been to complete development of its patient transfer system, achieve manufacturing efficiencies to make it commercially acceptable, improve its reliability and maintainability and to develop additional patient transfer capabilities to improve the applicability and appeal of Novabed(R). The Company has also developed a pre-production model of a powered wheelchair which is compatible with Novabed(R).

  MANUFACTURING

       In the fourth quarter of 1995, the Company moved most of its manufacturing and assembly operations into an approximately 27,750 square foot facility in Bristol, Connecticut. This move consisted of relocating certain equipment from Hauppauge, New York, which was accomplished at an immaterial cost. The Company's New York facility is adequate for the manufacture of only about 150 beds per year. The New York facility will continue to phase out its manufacturing operations as the Connecticut facility continues to be developed and ultimately the New York facility will be used primarily for research and development and corporate offices.

       Nova purchases off-the-shelf components such as hospital beds, motors, actuators and mattresses, as well as special items such as seat cushions, commode seats and certain electronic and manufactured parts. In the past, the Company manufactured other remaining parts and components in-house. This manufacturing was fairly limited and has been virtually eliminated in favor of subcontracting this work. The Company intends to add in-house manufacturing capabilities only when such efforts will result in cost savings and when it has adequate capital. The Novabed(R) is then assembled and tested in accordance with defined quality control procedures. Assembly includes welding and electrical wiring. It is anticipated that with capital expenditures of approximately $400,000 the Company will be able to manufacture in-house many of the components of the Novabed(R) that are not standard, commercially available parts, and thereby reduce its costs of production. The Company's Connecticut facility has a production capacity of approximately 1,500 Novabeds(R) per year. The Company currently has 11 employees at its Connecticut facility and plans to hire more as production requirements increase.

       The Company has selected a particular model of a hospital-type home care bed for incorporation into its patient transfer system. This model is currently being produced in large quantities. Although there can be no assurances, the Company believes that this model will continue to be available at reasonable prices for the proximate future. The Company has an agreement with Omni Manufacturing, Inc., its primary supplier of the above-referenced hospital-type bed to furnish the Company with up to 800 beds at a capped price per bed for the two year period ending February 28, 1997. The Company, in the alternative, may obtain such beds from other sources or undertake to manufacture them in house, or modify its product design to use a different manufacturer's bed, which are available from a number of alternative sources.

  PATENTS AND TRADEMARKS

       The Company has been issued 18 United States patents related to its patient transfer system and bed sore prevention. These patents expire commencing in 2005 through 2014. Three additional patent applications relating to transfer system design and associated products are pending. The Company has also filed a total of 22 patent protection applications in five European countries, Japan, and Canada and plans to file additional applications in both the United States and other countries.

       The Company believes that patent protection will be of material importance to its growth potential. In addition to patents and patent applications covering the principles of its transfer system, the Company has applied for patents on alternative approaches and methods which it does not currently plan to utilize but which it believes are material to its patent protection strategy. The Company has spent over $560,000 to date on patent-related expenses and believes that it will obtain protection for the approaches it is attempting to patent. Effective as of January 1, 1995, the Company's policy is to capitalize legal fees for new processes and to write these costs off over the remaining life of any patent, when received or to write them off as soon as a patent application is rejected.

       No assurance can be given that additional patents will be issued, or if so issued, that the scope of protection afforded thereby or by the Company's current patents will be adequate to protect the Company from competition. Further, no assurance can be given as to the availability to the Company of adequate financial resources to contest any possible patent infringement by others.

       In 1994, the Company registered the trademark "NOVABED" for use with its product.

  GOVERNMENT REGULATION

       The Company's patient transfer system is a "medical device" subject to regulation by the United States Food and Drug Administration (the "FDA"). As in the case with other medical devices, manufacture of such systems are subject to certain "good manufacturing practices" promulgated by the FDA and the Company is subject thereto with regard to the manufacture of its patient transfer systems. The Company believes that it is in compliance with such regulations. The Company received pre-market 510(k) approval for Novabed(R) from the FDA in October 1987. Since the date of such approval the Company has made a number of modifications to the Novabed(R). Such modifications generally comprise cost efficiencies and operational improvements. The Company believes that these modifications individually and in the aggregate, do not significantly affect the safety or effectiveness of the Novabed(R) as described in its original 510(k) application to the FDA. The Company is in the process of preparing a 510(k) application for its new products and expects that the application will be submitted by September 1996. The application will also update the current version of the Novabed(R). The Company anticipates that the approval process will take approximately six (6) months after application is made.


       Vivax, like other Medicare providers, is subject to governmental audits of its Medicare reimbursement claims. As a provider of services under the Medicare programs, Vivax is also subject to the Medicare fraud and abuse laws.

  COMPETITION

       The market for hospital beds, and to some degree, wheelchairs, transfer devices and patient lifts, is dominated by several large companies of which Everest & Jennings International Ltd., Hill-Rom Company Inc. (a subsidiary of Hillenbrand Industries, Inc.), Invacare Corporation, Sunrise Medical Inc. and Stryker Corporation are among the largest. Other smaller companies such as Trans-Aid Corp., Midmark Corp., Medical Laboratory Auto Inc. and American Medical Systems are also engaged in the marketing of transfer and patient lift devices. Virtually all of the Company's competitors have substantially greater financial, manufacturing and marketing resources than the Company.

       Optimum pricing of Novabed(R) rental and sales units is difficult since the Company believes that nothing in the current marketplace provides the features and benefits of its patient transfer system. The Company's standard model for home care use is being offered for sale to distributors at approximately $11,500 and for rental by the distributor at approximately $75
  per day.   The Company's Obese Model is offered for sale to distributors at approximately $13,500 and for rental by the distributor at approximately $100 per day. The Company may test various pricing strategies as new sales and service areas are opened. By way of comparison, other specialty bed products such as air-therapy beds are comparably priced while standard hospital beds may cost substantially less.

       The Company believes that it will be able to initially compete on the basis of product features and performance, particularly with regard to transfer mobility between bed and wheelchair/commode. Although the Company believes that it will be difficult, expensive and time consuming for another concern to develop a product similar to the Company's patient transfer system without infringing on the Company's patents, it is possible that a concern could do so. No assurance can be given, however, that companies with substantially greater resources than the Company have not developed or are not in the process of developing patient transfer technology and products which would be competitive with the Company's patient transfer system in terms of product features, performance and price.

       Third-party payors, such as Medicare, Medicaid, and private insurance companies, reimburse many durable medical equipment purchases and rentals. A conventional home care hospital-type bed and a conventional wheelchair as stand-alone units are presently reimbursed at the rate of 80% of cost. The Company at this time does not have advance approval of third-party reimbursement and no assurances can be given that an adequate level of third-party reimbursement, or any reimbursement at all, will be available to
  customers for its patient transfer system.   Failure to obtain favorable
  determinations concerning reimbursement may have a material adverse effect on the Company's competitive position. Although the Company has been able to effect sales and to sign up distributors for minimum purchase commitments without any direct third-party reimbursement, the ability of the Company to achieve adequate sales to become profitable will be adversely affected if direct third party reimbursement for the Company's products is not obtained.

       Vivax faces competition from manufacturers who distribute similar products directly in the greater Boston area and independent distributors of similar products in this market. Vivax is also facing increased competition from less costly and less sophisticated devices which have gained market acceptance and are being mass marketed. As a result of this increased competition, product pricing has eroded and service demands have increased despite the substantial increase in the population of patients using products of the type distributed by Vivax.

  EMPLOYEES

       At the end of June 1996 the Company had twenty-two full-time employees, including four executive officers, working for Nova and thirteen full-time employees devoted to the Vivax business. The Company also employs part-time technicians, when needed. The Company anticipates hiring additional manufacturing personnel as necessary to meet production requirements.

  APPROVALS AND CERTIFICATIONS

       The patient transfer system has been tested and examined by ETL Testing Laboratories, Inc. and found to comply with the applicable requirements of the Standard for Personal Care and Health Care Applications - UL1431, for Motor Driven Appliances - UL73, and the Standard for Medical and Dental Equipment - UL544.


  Item 2.  DESCRIPTION OF PROPERTY

       The Company leases 7,500 square feet of space in Hauppauge, New York which is used for corporate offices, administration, manufacturing, warehousing and research and development. The lease, which provides for a monthly rental of $4,375, expires September 30, 1996. The Company is obligated to pay its proportionate share of the landlord's real estate taxes and increases in the landlord's common area maintenance charges. If the lease is not continued, the Company anticipates no substantial business disruption in securing alternative or expanded facilities.

       The Company leases approximately 27,750 square feet of space in Bristol, Connecticut which is used for fabricating, assembly, shipping, warehousing and administration. The lease, which provides for a monthly rental of $11,563 is for a term of five years commencing September 1, 1995 and ending August 31, 2000. The Company is required to pay its proportionate share of the landlord's real estate taxes, insurance and common area maintenance charges. The Company has an option to renew the lease for an additional five years and also has the right to lease an additional 2,250 square feet of the building.

       Vivax leases approximately 6,500 square feet of space in Seabrook, New Hampshire which is used for corporate offices and warehousing. The lease provides for a monthly rental of $3,500 and expires on November 30, 1998. The landlord is the Drew Family Trust, the settlors of which are Douglas and Donna Drew, the owners of all of the outstanding stock of Comed prior to its acquisition by Nova. The Company believes that the terms of the lease are no less favorable to the Company than would be obtainable in an arms length transaction.


  Item 3.  LEGAL PROCEEDINGS

       The Company is not a party to, nor is it aware of any threatened litigation of a material nature.


  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company held its Annual Meeting of Shareholders on December 7, 1995. The following matters were acted upon by the shareholders at the annual meeting:

       1. Paul DiMatteo, Charles F. Chubb, Stephen Fisher, Samuel N. Paul, Jay
  M. Haft, Arlindo Jorge and Robert Segnini, were each elected to serve as Directors of the Company for a term of one year or until their respective successors are elected and qualified. Each Director received at least 3,623,918 votes.

       2. The selection of Richard A. Eisner & Company, LLP as the Company's independent auditors for 1995 was approved. There were 3,599,746 votes for approval and 5,883 votes against approval.

                                   PART II

  Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

       (a) The Company's Common Stock, $.01 par value, commenced trading on March 30, 1992 and is traded sporadically on the OTC Bulletin Board under the
  symbol "NOTL". The high and low bid     information for the specified
  quarterly period as reported on a computer database is set forth below:

                          1995                     1994
                    -----------------       ------------------
                    High        Low          High          Low
- -----------------   -----------------------------------------------------------
  First Quarter     2            2            2 1/2         2
  Second Quarter    2            2            3             2
  Third Quarter     2 3/4        2            2 1/4         2
  Fourth Quarter    2 3/4        2  1/2       2             1 3/4
- --------------------------------------------------------------------------

       The above bid quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions.

       (b) At December 31, 1995, there were approximately 370 record holders of the Company's Common Stock.

       (c) The Company's financing arrangements impose various restrictions on the payment of dividends. The Company has neither declared nor paid any dividends on its shares of Common Stock since inception. Any decision as to
  the   future payment of dividends will depend on the earnings and the financial position of the Company and such other factors as the Board  of
  Directors deems relevant. The Company anticipates that it will   retain
  earnings, if any, in order to finance expansion of its  operations.


  Item 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  GENERAL

       The Company, from its inception on January 23, 1984 through the fiscal year ended December 31, 1994 had been engaged primarily in research and development of its Novabed(R) patient transfer system and in raising capital to design and develop a marketable product. The Company had been classified as a development stage enterprise since substantially all of its efforts were devoted to research and development and to establishing a new business and there were no significant revenues. In 1994, the Company began taking orders for Novabed(R) units and in June 1994, the Company shipped the first order of Novabed(R) units since its inception and recorded sales of $233,000 in the year ended December 31, 1994. The Company is now manufacturing its second lot of Novabed(R) units and is incorporating certain design changes based on suggestions from its distributors.

       Since January 1, 1995, the Company is no longer classified as a development stage enterprise. As of July 1, 1996, it had entered into seven distributorship agreements providing for the sale and shipment of Novabeds(R) to each distributor and the granting of an exclusive sales territory to each distributor. See "Description of Business - Marketing and Distribution."

       In 1994, the three distributors then under contract with the Company ordered and were shipped an aggregate of 20 Novabeds(R) which exceeded their aggregate minimum purchase requirements by 5 units. In 1995, the Company sold and shipped 13 Novabeds(R) and 8 wheelchairs to its six distributors, most of which were shipped in the first quarter. This sales decrease resulted from the Company's lack of sufficient working capital and the Company's focus on arranging, negotiating and consummating the 1995 Financing and relocating its assembly operations from New York to Connecticut. As a result, in 1995 the Company was unable to produce sufficient product to satisfy its distributors' minimum purchase requirements. The Company and the two distributors who were unable to receive their minimum purchase requirements in 1995 agreed to extend the period for selling and purchasing the minimum requirements for 1995 and thereafter by one year.

       In 1995, the Company decided to alter the way the Novabeds(R) are produced. Through the first quarter of 1995, the Company produced a number of the components of the Novabed(R) in-house. The Company is now subcontracting all of this work, primarily to subcontractors in Connecticut, and is conducting assembly operations. As a result, the Company will be able to produce Novabeds(R) with less capital for tooling and equipment. The Connecticut Presence Requirement contained in several of the Company's financing agreements requires that the Company conduct a majority of its operations in Connecticut. Only the Company's agreements with CII also require that the Company conduct a majority of its subcontracting operations in Connecticut. However, the CII agreements provide for an exception in the event no Connecticut subcontractor is able to produce the products or provide the services on commercially reasonable terms. Accordingly, the Company's subcontracts must be fulfilled in Connecticut or pursuant to such exception. The Company does not believe that the Connecticut Presence Requirement will have a material impact on the Company even in light of its new subcontracting policy.

       The Company's distributors have agreed to purchase a minimum number of units from the Company over specified periods of up to 31 months from June 1, 1996, which includes approximately 184 units during 1996. During the period January 1, 1996 to July 1, 1996, the Company shipped 19 units, all of which were purchased by the Company's distributors. As of July 1, 1996, the Company had unfilled orders for 2 units and 3 wheelchairs. The distributors have not ordered a pro rata portion of their 1996 minimums.

       Prior to the acquisition of Comed by Nova, Comed was an independent distributor of Nova Products. The distribution agreement between Nova and Comed was terminated in connection with the acquisition of Comed by Nova. It is anticipated that Nova will sell its products to Comed (now Vivax) on substantially the same terms that Nova sells its products to Nova's independent distributors. Historically, margins have been greater in the business of distributing specialty medical beds than in the business of manufacturing specialty medical beds for sale to distributors. Accordingly, the Company anticipates that the acquisition of Vivax will have a positive impact on revenues, income and the Company's margin.


  RESULTS OF OPERATIONS

       In the year ended December 31, 1995 the Company recorded sales of $220,000 and incurred a net loss of $1,302,000 ($.27 per share) compared to sales of $233,000 and a net loss of $1,211,000 ($.31 per share) in the year ended December 31, 1994.

       In the year ended December 31, 1995 the Company's cost of sales exceeded its sales and the Company sustained a gross loss of $478,000 compared to a gross loss of $325,000 in the year ended December 31, 1994. In 1995 and 1994, unfavorable manufacturing variances from the Company's standard cost to manufacture were primarily responsible for the gross loss. A substantial portion of the excessive variance in both years was due to low quantities produced, changes in product design and manufacturing methods and the fact that the units produced were part of the Company's initial production run. As a result, the number of units produced was insufficient to absorb manufacturing overhead and direct labor efficiency was less than it would be if the Company were operating at greater levels of production. In addition, in September 1995 the Company opened its new 28,000 square foot manufacturing facility and incurred start up expenses of approximately $50,000 which were charged to cost of sales.

       Research and development expenses declined $102,000 from $400,000 in 1994 to $298,000 in 1995. Payroll and payroll-related expenses declined $62,000 due to fewer employees devoted to research and development. Patent development costs declined $21,000. In prior years, patent development costs were charged to expense as incurred. In 1995, the Company began capitalizing patent costs and will amortize these costs over the remaining lives of the related patents. The amount capitalized in 1995 was $37,000 and amortization of new patents received in 1995 aggregated $1,000.

       General, administrative, marketing and consulting expenses increased $84,000 from $422,000 in 1994 to $506,000 in 1995. An increase in payroll and payroll-related expenses ($50,000) is attributable to the hiring of a Senior Vice President at the end of May 1994, who is devoting most of his energies to marketing and to raising capital. The President's salary increased $14,000 from $78,000 in 1994 to $92,000 in 1995. In 1995, the President waived payment of $75,750 earned in 1994 and $39,000 earned in 1995 and the aggregate amount of $114,750 was charged to expense and credited to additional paid-in capital. Increases in office salaries, travel and entertainment, patent maintenance fees, insurance and professional fees were offset by a reduction in consulting fees.

       Interest expense declined $36,000 from $70,000 in 1994 to $34,000 in 1995. At January 1, 1995, two officers/stockholders forgave repayment of debt due them by the Company aggregating $762,851 and also waived the accrual of interest on notes payable due them for the first half of 1995. The reduction in interest on the debt that was forgiven and the waiver of interest due for the first half of 1995 resulted in interest expense savings of $51,000. Interest expense and amortization of deferred finance costs and debt discount on new financing offset this expense reduction by $15,000.

       As a result of common stock sales and the exercise of warrants the weighted average number of common shares used in computing loss per share increased from 3,964,598 at December 31, 1994 to 4,783,050 at December 31, 1995.


  LIQUIDITY AND CAPITAL RESOURCES

       During the first quarter of 1996 the Company used net cash in operating activities aggregating $601,000 compared to $186,000 in the prior year's first quarter. The increase in funds used in operating activities is attributable to the increase in net loss and to increases in inventory, accounts receivable and other assets as the Company began utilizing funds received in the 1995 Financing. The Company purchased equipment and capitalized certain tooling costs aggregating $10,000 compared to $5,000 in the prior year. In the first quarter of 1996 the Company received proceeds of $400,000 from borrowing under the 1995 Financing.

       During 1995 the Company used net cash in operating activities aggregating $1,210,000 compared to $791,000 in the prior year. The increase in funds used in operating activities is primarily attributable to increases in inventory, accounts receivable and other assets as the Company began to utilize the funds received in the 1995 Financing. The Company purchased equipment and capitalized certain tooling costs aggregating $73,000 compared to $28,000 in the prior year and provided cash from financing activities of $1,667,000 compared to $851,000 in 1994. In 1995, proceeds from the sale of Common Stock net of issuance costs aggregated $1,525,000, proceeds from borrowings net of deferred financing costs aggregated $42,000 and the Company received $100,000 from the exercise of warrants.

       The Company, since its inception through December 31, 1993 has utilized the issuance of shares of Common Stock as a source of working capital to pay for rent, compensation, professional fees and to repay debt. During this period, the Company issued approximately 457,000 shares of Common Stock to pay such liabilities, aggregating approximately $837,000. In 1994, the Company issued 15,632 shares in payment of rent and professional fees aggregating $25,093. In 1995, the Company did not issue any common stock in payment of any of its liabilities.

       From January 1, 1995 through August 31, 1995, the Company sold approximately 394,000 shares of Common Stock in private placement sales, from which it derived net proceeds of approximately $545,000. In January 1995 the Company received $99,600 from the purchase of 73,752 shares of Common Stock by holders of warrants issued in 1990 with an exercise price of $3.00 per share and an expiration date of December 31, 1994, which expiration was extended to January 20, 1995 at a revised exercise price of $1.35 per share. The remaining warrants to purchase 77,391 shares of Common Stock on the same terms
  were not exercised and were permitted to lapse.   In May 1996, the Company
  sold 10,000 shares of Common Stock at $2.00 per share.

       The ongoing need for working capital has hindered the Company's ability to operate in an efficient manner and to produce sufficient product. During the Company's search for additional capital, it has attempted to alleviate this problem by obtaining waivers of payment or deferring certain salaries, extending repayment dates on officers' loans, reducing exercise prices and extending exercise dates of expiring warrants and by selling restricted shares of Common Stock in private placement sales.

       As of September 5, 1995, the Company negotiated an equity and debt financing package (the "1995 Financing") consisting of the following:

       1. $888,280 in net proceeds after finder's fees and expenses, from the sale of 900,901 shares of Common Stock at a price of $1.11 per share.

       2. $1,000,000 loan facility from People's Bank under a two-year revolving line of credit collateralized by a first lien on accounts receivable
  and inventory and a cash collateral account.   Nova is required to maintain an
  amount equal to the estimated annual debt service on the outstanding People's Bank loan in such cash collateral account. This loan bears interest at People's Bank prime rate plus 1.50%. Advances shall not exceed 80% of eligible accounts receivable plus 50% of eligible inventory. Eligible accounts receivable and eligible inventory only include accounts receivable and inventory related to Nova's Connecticut facility and do not include accounts receivable and inventory of Vivax. Although, People's had no obligation to advance funds until the $100,000 loan from the CDA and the $200,000 loan from the DECD had been fully funded, People's Bank agreed to waive such conditions because the Company temporarily deferred the purchase of capital equipment to be purchased with the CDA and DECD loans. The Company borrowed $250,000 in May and estimates that as of June 30, 1996 it had approximately 80,000 of availability under the People's Bank facility.

       3. $750,000 loan from CII maturing on September 5, 2001. The loan bears interest at 10% and is collateralized by all of the Company's assets, including a first lien on its intellectual property, a third lien behind People's Bank and three of the Company's distributors on accounts receivable and inventory and a first lien on all other assets. Interest only is payable semi-annually commencing on the earlier of (i) September 5, 1998 or (ii) the date the Company declares any dividend or repurchases any of its outstanding stock. The loan was funded upon achievement of certain milestones and advances of $100,000, $250,000, $150,000 and $250,000 were received by the
  Company on September 5, 1995, January 26, 1996, March 26, 1996 and June 14, 1996. The final milestone was modified on June 7, 1996. In connection with this loan, CII received warrants to purchase up to 300,000 shares of Common
  Stock at $1.11 per share.   Such warrants vested pro rata as the CII loan was
  advanced. The warrants to purchase 200,000 shares which vested prior to March 31, 1996 have been valued at $78,800 using the Black-Scholes pricing model and the fair market value of the Common Stock at the time of vesting of the warrants.

       4. $100,000 loan from CDA for the purchase of capital equipment, maturing on September 1, 2002. This loan bears interest at 7.94% and is collateralized by a first lien on the equipment to be purchased with the proceeds. The loan is payable in equal monthly installments of principal and interest commencing October 1, 1998 in an amount sufficient to fully amortize the loan over its remaining term. If the Company's full time employment in Connecticut is less than 67 jobs after February 1, 1998, then the Company must prepay $1,500 of the loan for each job below such number and the interest rate will be adjusted upward based on a sliding scale which increases based on the number of jobs below such employment target. CDA also received warrants to purchase 45,000 shares of Common Stock at $2.50 per share in exchange for a guarantee securing the People's loan up to a maximum of $400,000.

       5. $200,000 loan from DECD for the purchase of capital equipment, maturing ten years from the date of the first advance. This loan bears interest at 5% and is collateralized by a first lien on the equipment to be purchased with the proceeds.

       6. $100,000 grant from the town of Bristol, Connecticut to help the Company relocate its primary manufacturing operations to Bristol, of which $50,000 was paid in October 1995 and $50,000 will be paid upon achievement by the Company of certain employment levels at its Bristol facility.

       7. Warrants to purchase an aggregate of 60,000 shares, collectively, of Common Stock at a price of $2.50 per share and a security interest in the Company's accounts receivable and inventory (which lien is subordinate to the lien of People's Bank) were given to Comed (now Vivax), Innovative Medical Systems, Inc. and Advanced Therapeutics, Inc., three of the Company's distributors, in exchange for each of them agreeing to issue $200,000 letters of credit securing the People's loan up to a maximum of $600,000. The letters of credit were established for one year and must be replaced or extended for an additional year. The Company and Innovative and Advanced also entered into an agreement allowing such distributors to purchase, and allowing the Company to require such distributors to purchase, under certain circumstances an aggregate of up to 126,667 shares of restricted Common Stock at a price of
  $1.50 per share.   The call was exercised by such distributors in September
  1995, and the Company received proceeds of $100,000 in 1995, $50,000 in January 1996 and $40,000 in March 1996. Pursuant to the financing agreement with People's, the proceeds received from the distributors reduced their respective obligations to maintain letters of credit and are being held in a restricted cash account for the benefit of People's Bank. Pursuant to the put/call agreement, the number of warrants issued to the distributors was reduced by 19,000. The remaining warrants to purchase an aggregate of 41,000 shares of Common Stock remain outstanding. The warrants issued to Comed have been distributed to Douglas and Donna Drew.

       The various creditors involved in the 1995 Financing, the Company, Charles F. Chubb and Paul DiMatteo have entered into agreements (the "Intercreditor Agreements") which, among other things, clarify the priority of each creditor's lien on assets of the Company, limit the ability of the creditors to transfer their financing interests in the Company or amend their financing documents without obtaining the consent of CII and People's Bank and establish restrictions and priorities with respect to payments and exercise of remedies. These liens do not relate to assets of Vivax. A lien on all of the assets of Vivax was granted as security for the Acquisition Debt.

       As of June 30, 1996, the Company had borrowed $250,000 under the revolving line of credit but had not received any funds under the equipment loans, although it plans to begin to borrow from these sources in 1996. Legal fees and commitment fees (excluding the value of warrants) in connection with the 1995 Financing were approximately $90,000. At March 31, 1996 the Company had a net worth of $197,000, working capital of $512,000, including unrestricted cash of $274,000, accounts receivable of $115,000 and inventory aggregating $483,000. At March 31, 1995, the Company had a net worth of $50,000, working capital of $140,000, including cash of $97,000, accounts receivable of $13,000 and inventory aggregating $171,000. The Company has expended less than $40,000 to purchase furniture and equipment for its new manufacturing facility in Bristol, Connecticut. Manufacturing operations commenced in November and at March 31, 1996 the Company employed 11 workers in this facility, including assemblers, welders, supervisors, a purchasing agent and an administrative assistant. The Company is reviewing plans to purchase additional manufacturing equipment and has accelerated manufacturing levels in order to begin shipping meaningful quantities of Novabed(R) units. The Company has no material commitments for capital equipment expenditures. The Company is planning to seek additional distributors and accelerate product engineering research and development.

       The financing arrangements with CDA and DECD, both of which are instrumentalities of the State of Connecticut, provide that the Company must prepay such loans together with a prepayment penalty equal to 7.5% of the loans and the guaranty if the Company physically transfers the operations of its business located in Connecticut outside of Connecticut within 10 years.

       The CII loan agreement requires, with certain exceptions, that the Company maintain a "Connecticut presence" by basing at least 50% of its officers in Connecticut, basing a majority of its employees in Connecticut and conducting the majority of its operations in Connecticut. The Company is currently in compliance with this requirement. The CII loan agreement contains a mandatory prepayment provision in the event the Company ceases to maintain a Connecticut presence, the Company sells Common Stock for its own account in an underwritten public offering or there is a change in control of the Company or its assets. This provision includes a prepayment penalty in an amount equal to the greater of
  (i) an amount sufficient to provide a rate of return of 25% compounded annually or (ii) the excess of the market price of the Common Stock underlying the warrant granted to CII over the exercise price of such warrant. The grant from the City of Bristol must be repaid if prior to August 8, 2005, the Company relocates 60% of the equipment or employees of its manufacturing operations outside of Bristol or the Company defaults in payment of property taxes due to Bristol. The Company has treated the $50,000 grant paid by the Town of Bristol as a grant award, to be recorded as income at a later date, if applicable. In order to comply with these requirements, the Company established its manufacturing facility in Bristol, Connecticut. See "Description of Business - Manufacturing."

       The Company's loan agreement with People's Bank requires that the Company satisfy at the end of each quarter certain financial covenants as set forth below:

                                       END OF EACH QUARTER DURING   END OF EACH QUARTER DURING THE
                                       THE PERIOD ENDING SEPTEMBER  PERIOD COMMENCING OCTOBER 1,
                                       30, 1996                     1996 AND THEREAFTER
                                       ---------------------------  ------------------------------

  Minimum Working Capital              $  500,000                      $  700,000
  Minimum Current Ratio                1.50 to 1.00                    1.75 to 1.00
  Minimum Capital Funds                $  700,000                      $1,300,000
  Maximum Unsubordinated Debt Ratio    2.00 to 1.00                    2.50 to 1.00

  For purposes of the agreement, "Working Capital" is defined as current assets minus current liabilities, "Current Ratio" is defined as current assets divided by current liabilities, "Capital Funds" is defined as the sum of tangible net worth plus subordinated debt minus the sum of intangible assets plus loans to officers, directors, employees and affiliates, and "Unsubordinated Debt Ratio" is defined as total unsubordinated debt divided by total capital funds. The Company believes that it is currently in compliance with these covenants. However, such covenants become more stringent for the quarter ending December 31, 1996. The People's Bank loan is secured in part by three letters of credit which must be replaced or extended in September 1996 for an additional one year. Failure to satisfy any of these financial covenants or to replace or renew the letters of credit constitutes a default under the People's Bank financing which allows People's Bank to terminate its obligation to provide financing to the Company and to accelerate all loans outstanding to the Company. A default under the People's Bank financing also constitutes a default under the Company's other financing arrangements. The Company estimates that it will require approximately $2.75 million of additional financing to finance its operations over the 12 month period following June, 1996, including the payment of the $750,000 note of Vivax due June 14, 1997, and to comply with the financial covenants contained in the People's Bank loan agreement.

       In connection with the acquisition of Comed, Vivax issued two promissory notes of $750,000 each to Douglas and Donna Drew which are guaranteed by Nova. The first note bears interest at the rate of 8%, requires monthly interest payments and is due on June 14, 1997. The second note bears interest at 8%, requires quarterly interest payments and matures on January 1, 2001.
  Principal payments are due quarterly 60 days following each of the first three calendar quarters and 110 days following the fourth calendar quarter, commencing with the calender quarter ending December 31, 1997, in an amount equal to the lesser of (i) $37,500 or (ii) 25% of the operating income of Vivax during the prior calendar quarter. Both notes are secured by a second lien on the accounts receivable and inventory of Vivax and a second lien on Nova's intellectual property.

       In connection with the 1995 Financing, Vivax posted an irrevocable letter of credit to People's Bank on behalf of Nova for $200,000 which expires on November 5, 1997. Vivax's obligation to reimburse the bank which posted the letter of credit is secured by a first lien on Vivax's accounts receivable and inventory. Nova's obligation to reimburse Vivax is secured by a second lien on Nova's accounts receivable and inventory.

       On July 15, 1996, the Company obtained a $250,000 loan from Northern Associates, L.P., an affiliate of TimeCapital Securities Corporation. The loan bears interest at the rate of 10% per annum payable in registered Common Stock, is due on October 14, 1996, is secured by 250,000 shares of unregistered Common Stock and is convertible at the lender's option into registered shares of Common Stock at the rate of $2.00 per share. If the Company does not have registered shares available, it is obligated to register sufficient shares of Common Stock to satisfy its obligations. The lender's recourse with respect to the Company's payment obligations is limited to the Common Stock pledged as collateral. The Company is obligated to deliver 2,500 shares of Common Stock to the lender as a fee.

       The Company intends to continue to explore strategic alliances or mergers in addition to the Comed acquisition as a means of improving the Company's cash flow and capital. In this regard, the Company is engaged in preliminary discussions with several distributors of medical products regarding a potential business combination. The Company cannot state that any of these transactions is probable because no agreement in principle with respect to transaction price and all other material terms has been reached.
  In addition, any such transaction is likely to be subject to the Company obtaining additional financing and ongoing due diligence. There can be no assurance that any such transaction will be consummated.

       The Company has received reports on its financial statements from its independent auditors which include an explanatory paragraph indicating that substantial doubt exists about the ability of the Company to continue as a going concern. The factors referenced by the auditors include the Company's recurring operating losses and the need for additional financing for commercial exploitation of its product. The Company estimates that it will need to obtain an additional equity contributions of at least $2,750,000 to finance its operations over the 12 month period following June, 1996. These
  estimates are generated from an internally prepared business plan.   The
  Company has begun to seek additional capital and has retained TimeCapital Securities Corporation ("TimeCapital") as its exclusive agent to assist the Company in raising $1,000,000 through the sale of at least 500,000 shares of Common Stock in a private placement or a registered offering. The Company has also entered into an agreement with TimeCapital for it to act as the Company's exclusive agent to assist in arranging for one or more qualified broker-dealers to serve as the underwriter(s) on behalf of the Company in connection with a public offering of Common Stock. See "Certain Relationships and Related Transactions." The Company also has verbal agreements with three finders, one of whom is Arlindo Jorge a director of the Company, pursuant to which it will pay a commission of 10% of the proceeds of private placement sales obtained by the finders. There can be no assurance that the Company's estimates will prove to be accurate, that the Company will be able to raise such additional capital or that the Company's existing distributors will fulfill their minimum purchases. See "Description of Business - Marketing and Distribution." If such contingencies are not realized, the Company would have to drastically reduce its staff and curtail manufacturing operations which may result in a default under and acceleration of the Company's loan obligations and, ultimately, bankruptcy and/or the discontinuance of operations.

  Item 7.  FINANCIAL STATEMENTS

  PAGE      Table of Contents
  ----      -----------------

  F-1       Report of Independent Auditors.

  F-2       Balance Sheets as at December 31, 1995 and December 31, 1994.

  F-3       Statements of Operations for the two years ended December 31, 1995.

  F-4 Statement of Changes in Stockholders' Equity (Deficiency) for the two years ended December 31, 1995.

  F-5       Statements of Cash Flows for the two years ended December 31, 1995.

  F-6       Notes to Financial Statements.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Nova Technologies, Inc.
Hauppauge, New York

  We have audited the accompanying balance sheets of Nova Technologies, Inc. as at December 31, 1995 and December 31, 1994, and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Nova Technologies, Inc. as at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and will require additional financing for the commercial exploitation of its patient transfer system. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Richard A. Eisner & Company, LLP

New York, New York
February 12, 1996

With respect to the last paragraph
 of Note 9[a]
March 26, 1996

With respect to Note 1
April 26, 1996

                            NOVA TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                   December 31,
                                                            -------------------------
                       A S S E T S                              1995          1994
                       -----------                          ------------  -----------
                        (Note 9)
Current assets:
   Cash and cash equivalents (Note 2).....................  $   485,819   $   102,245
   Inventories (Notes 2 and 3)............................      332,995       206,106
   Accounts receivable....................................       45,155        12,870
   Prepaid expenses and other current assets..............       71,185        51,516
                                                            -----------   -----------
          Total current assets............................      935,154       372,737

Restricted cash (Note 9[b])...............................      100,000
Subscription receivable (Note 9[b]).......................       90,000
Equipment and leasehold improvements (net of accumulated
   depreciation and amortization of $226,576 in 1995 and
   $138,200 in 1994) (Note 2).............................      136,256       152,925
Deposits and other assets.................................       64,931        16,457
Deferred financing costs (Note 9).........................       69,852
                                                            -----------   -----------
          T O T A L.......................................  $ 1,396,193   $   542,119
                                                            ===========   ===========


                             L I A B I L I T I E S
                             ---------------------

Current Liabilities:
   Accounts payable and accrued expenses..................  $   277,430   $   136,273
   Customer prepayments...................................       18,909        51,972
   Notes payable - officers (Notes 4).....................                      5,360
   Deferred officers' compensation (including accrued
     interest of $684 in 1995) (Note 10[a])...............       86,767        18,617
                                                            -----------   -----------
          Total current liabilities.......................      383,106       212,222

Notes payable - other (net of deferred debt discount of
   $15,111) (Note 9[a])...................................       88,102
Notes payable - officers (including accrued interest of
   $15,779 in 1995 and $36,917 in 1994) (Note 4)..........      290,779       343,926
Deferred officers' compensation (including accrued
   interest of $69,523 in 1994) (Note 10[a])..............                    687,973
Grant award (Note 9[e])...................................       50,000
                                                            -----------   -----------
          Total liabilities...............................      811,987     1,244,121
                                                            -----------   -----------
Commitments (Note 10)

                       STOCKHOLDERS' EQUITY (DEFICIENCY)
                      -----------------------------------
                                  (Note 1)

Preferred stock (Note 6)..................................
Common stock - $.01 par value; 14,000,000 shares
   authorized; 5,791,083 and 4,295,365 shares issued and
   outstanding, respectively..............................       57,911        42,954
Additional paid-in capital................................    9,847,887     7,274,428
Deficit...................................................   (9,321,592)   (8,019,384)
                                                            -----------   -----------
          Total stockholders' equity (deficiency).........      584,206      (702,002)
                                                            -----------   -----------
          T O T A L.......................................  $ 1,396,193   $   542,119
                                                            ===========   ===========

           Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                            NOVA TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                               Year Ended December 31,
                                              -------------------------
                                                  1995          1994
                                              -----------   -----------

Net sales...................................  $   220,368   $   233,278
                                              -----------   -----------


Costs and expenses:

   Cost of sales............................      697,901       558,262


   Research and development expenses........      297,780       400,202


   General, administrative and consulting
     expenses...............................      506,124       421,573
                                              -----------   -----------

          Total costs and expenses..........    1,501,805     1,380,037
                                              -----------   -----------

(Loss) from operations before other income
   and (expenses)...........................   (1,281,437)   (1,146,759)

Other income and (expenses):

   Interest and other income................       13,201         5,197

   Interest expense and other...............      (33,972)      (69,575)
                                              -----------   -----------

NET LOSS....................................  $(1,302,208)  $(1,211,137)
                                              ===========   ===========

Net loss per share (Note 2).................        $(.27)        $(.31)
                                              ===========   ===========

Weighted average number of common shares
   outstanding (Note 2).....................    4,783,050     3,964,598
                                              ===========   ===========

           Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                            NOVA TECHNOLOGIES, INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                       Common Shares
                                                                        Outstanding
                                                                    ------------------  Additional
                                                                    Number of            Paid-in
                                                                     Shares    Amount    Capital       Deficit
                                                                    ---------  -------  -----------  ------------
Balance - December 31, 1993.......................................  3,474,963  $34,750  $6,343,418   $(6,808,247)

Year ended December 31, 1994:
   Common stock issued to landlord for rent.......................     10,940      109      10,831

   Common stock issued for cash...................................    804,770    8,048     936,607

   Costs incurred in connection with issuance of common stock.....                         (93,465)

   Common stock issued for professional services rendered.........      4,692       47      14,106

   Value assigned to warrants given to employees..................                          62,931

   Net loss for the year ended December 31, 1994..................                                    (1,211,137)
                                                                    ---------  -------  ----------   -----------

Balance - December 31, 1994.......................................  4,295,365   42,954   7,274,428    (8,019,384)

Year ended December 31, 1995:
   Exercise of warrants...........................................     73,752      737      98,828

   Common stock issued for cash...................................  1,361,966   13,620   1,677,977

   Costs incurred in connection with issuance of common stock.....                        (166,778)

   Value assigned to warrants given in connection with financing
     (Note 9).....................................................                          28,000

   Subscription receivable from distributor.......................     60,000      600      89,400

   Value assigned to warrants given to employees..................                          24,681

   Waiver of prior years deferred compensation and forgiveness
     of debt to officers..........................................                         762,851

   Waiver of deferred compensation to officers - current
     year.........................................................                          58,500

   Net loss for the year ended December 31, 1995..................                                    (1,302,208)
                                                                    ---------  -------  ----------   -----------

BALANCE - DECEMBER 31, 1995.......................................  5,791,083  $57,911  $9,847,887   $(9,321,592)
                                                                    =========  =======  ==========   ===========


           Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                            NOVA TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                Year Ended December 31,
                                                                               --------------------------
                                                                                   1995          1994
                                                                               ------------  ------------
Cash flows from operating activities:
   Net loss..................................................................  $(1,302,208)  $(1,211,137)
   Adjustments to reconcile net loss to net cash (used in)
    operating activities:
     Depreciation and amortization...........................................       90,344        76,800
     Value assigned to warrants given to employees of the Company............       24,681        62,931
     Increase in grant award.................................................       50,000
     Waiver of deferred compensation.........................................       58,500
     Common stock issued in lieu of cash payment to landlord for rent........                     10,940
     Common stock issued for professional services rendered..................                     14,153
     Changes in operating assets and liabilities:
       (Increase) in inventories.............................................     (126,889)      (11,519)
       (Increase) in accounts receivable, prepaid expenses and other assets..     (100,428)      (37,577)
       (Increase) in restricted cash.........................................     (100,000)
       Increase in accounts payable and accrued expenses.....................      108,686        65,412
       Increase in deferred officers' compensation...........................       67,466       172,367
       Increase in accrued interest payable..................................       19,676        67,012
                                                                               -----------   -----------
          Net cash (used in) operating activities............................   (1,210,172)     (790,618)
                                                                               -----------   -----------

Cash flows from investing activities:
   Purchase of equipment and capitalized tooling costs.......................      (72,786)      (27,723)
                                                                               -----------   -----------

Cash flows from financing activities:
   Proceeds from notes payable...............................................      200,000
   Proceeds from sale of common stock........................................    1,691,597       944,655
   Issuance costs incurred in sale of common stock...........................     (166,778)      (93,465)
   Proceeds from exercise of warrants........................................       99,565
   Repayment of notes payable................................................     (100,000)
   Deferred financing costs..................................................      (57,852)
                                                                               -----------   -----------
          Net cash provided by financing activities..........................    1,666,532       851,190
                                                                               -----------   -----------

INCREASE IN CASH AND CASH EQUIVALENTS........................................      383,574        32,849

Cash and cash equivalents at beginning of year...............................      102,245        69,396
                                                                               -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR.....................................  $   485,819   $   102,245
                                                                               ===========   ===========

Supplemental disclosures of cash flow information:
   Interest paid.............................................................  $     3,575   $     1,451
   Noncash transactions:
     Forgiveness of debt owed to officers....................................      762,851
     Subscription receivable.................................................       90,000
     Value of warrants given in connection with financing....................       28,000

           Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                            NOVA TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 1) - The Company:
- ----------------------

 Nova Technologies, Inc. (the "Company") developed and manufactures an advanced patient transfer system. The Company, which was in the development stage prior to 1995, is manufacturing, marketing and selling its patient transfer systems and therefore is no longer in the development stage.

 The Company has experienced significant losses since inception. In order to achieve profitable operations, the Company will have to reach levels of manufacturing and sales, sufficient to cover its operating expenses. In this regard management's plans are to obtain additional financing through equity offerings or debt financings, a strategic alliance or joint venture arrangement. In April 1996, the Company entered into an agreement with a placement agent to pursue a private placement of at least 250,000 shares of its common stock. There is no assurance that such financing or that a strategic alliance or joint venture arrangement will be consummated on terms acceptable to the Company. There is no assurance that the Company can establish profitable operations.


(NOTE 2) - Summary of Significant Accounting Policies:
- -----------------------------------------------------

 [a]  Inventories:
      -----------

   Inventories are stated at the lower of cost (first-in, first-out) or market. In estimating the net realizable value of inventories, management considers technological obsolescence as a factor, based on industry trends and developments.

 [b]  Equipment and leasehold improvements:
      ------------------------------------

   Equipment (which includes internally constructed tooling of $51,000 in 1995 and $88,000 in 1994) is recorded at cost and depreciated on the straight-line method over their estimated useful lives of 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

 [c]  Cash flow statement:
      -------------------

   For purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(continued)

                            NOVA TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 2) - Summary of Significant Accounting Policies:  (continued)
- -----------------------------------------------------

 [d]  Net loss per share:
      ------------------

   Net loss per share has been computed based on the weighted average number of shares outstanding during each year.

 [e]  Rent expense:
      ------------

   The Company for financial accounting purposes, spreads scheduled rent holidays over the term of the lease on a straight-line basis.

 [f]  Revenue recognition:
      -------------------

   Revenues are recognized at the time of the shipment of patient transfer systems.

 [g]  Use of estimates:
      ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 [h]  Nonmonetary transactions:
      ------------------------

   The Company's policy is to record the issuance of common shares for services or to satisfy other obligations at the fair value of the common shares issued.

 [i]  Recently issued accounting standards:
      ------------------------------------

   The Company has not elected to adopt early the provisions of two recently issued accounting standards regarding impairments of long-lived assets ("FAS 121") and stock based compensation ("FAS 123"). FAS 121 requires entities to review long-lived assets and certain identifiable intangibles to be held and used, for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 123 establishes a fair value based method of accounting for stock-based compensation plans. The Company has not determined the potential impact, if any, of the adoption of these standards on its financial position or results of operations.

(Continued)

                            NOVA TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 2) - Summary of Significant Accounting Policies:  (continued)
- -----------------------------------------------------

 [j]  Deferred financing costs:
      ------------------------

   The Company amortizes the deferred financing costs of any financings, over the period in which the obligation matures.

 [k]  Warranty obligations:
      --------------------

   The Company provides a warranty on the sale of its products for a period of one year. To date warranty obligations have been insignificant.

 [l]  Patent costs:
      ------------

   The Company, which was in the development stage prior to 1995, expensed patent costs during that stage as incurred since recovery of capitalized patent costs was not reasonably determinable. Subsequently, patent costs are being capitalized and amortized over 17 years.

   The Company estimates undiscounted future cash flows from products which are covered by these patents. An impairment in the patent would be recognized if those estimated future cash flows were less than the amortized costs.

 [m]  Reclassifications:
      -----------------

   Certain reclassifications have been made to the 1994 financial statements to be comparable to the 1995 financial statements.


(NOTE 3) - Inventories:
- ----------------------

 Inventories comprise the following:

                         December 31,
                      ------------------
                        1995      1994
                      --------  --------

   Raw materials....  $115,907  $ 23,130

   Work in process..   167,714    82,639

   Finished goods...    49,374   100,337
                      --------  --------
        T o t a l. .  $332,995  $206,106
                      ========  ========

                            NOVA TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 4) - Notes Payable - Officers:
- -----------------------------------

 At December 31, 1995 the notes payable to officers, who are also stockholders, as amended, bear interest at 11% and 12% per annum. The 11% and 12% notes (aggregating $170,000 and $105,000, respectively) are payable on January 2, 1997. At the officers' discretion the notes can be repaid in cash or they may elect to receive one three-year warrant in exchange for each dollar of debt, to purchase the Company's common stock at $1.50 per share. The notes are subordinated to the borrowings under the People's Bank and Connecticut Innovations, Incorporated loan facilities (see Notes 9[a] and [b]). The notes payable to the officers previously aggregated $312,369 and were due in 1996. Of this amount, $37,369 of principal and $36,917 of interest was forgiven in 1995 (see Note 5).


(NOTE 5) - Waiver of Deferred Compensation and Forgiveness of Debt:
- ------------------------------------------------------------------

 During 1995 two officers, who are also stockholders, agreed to waive the payment of their prior year's deferred compensation, and to forgive the repayment of certain notes payable and all accrued interest due to them as of January 1, 1995. The waiver and forgiveness by these officers, aggregating $762,851 was recorded as a contribution to additional paid-in capital and calculated as follows:

 Waiver of compensation owed . . . . . . . . . . . . .  $618,450
 Forgiveness of notes payable. . . . . . . . . . . . .    37,369
 Forgiveness of accrued interest . . . . . . . . . . .   107,032

 These same officers have agreed to waive the payment of a portion of their 1995 salaries in an amount aggregating $58,500, with a corresponding offset to additional paid-in capital.


(NOTE 6) - Redeemable Convertible Preferred Stock:
- -------------------------------------------------

 The Company has 1,750,000 shares of preferred stock authorized; of which 500,000 shares have been designated as Series A Convertible Preferred Stock.

                            NOVA TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 7) - Income Taxes:
- -----------------------

 At December 31, 1995, the Company has approximate net operating loss and research and development credit carryforwards, for income tax purposes, expiring as follows:

                 Net      Research and
              Operating   Development
Expiration      Losses      Credits
- ------------  ----------  ------------

  2000......  $  121,000      $  5,000
  2001......     536,000        25,000
  2002......     899,000        44,000
  2003......     802,000        21,000
  2004......     826,000         9,000
  2005......     234,000        12,000
  2006......     327,000        12,000
  2007......     771,000        29,000
  2008......     910,000        36,000
  2009......     940,000        35,000
  2010......   1,171,000             -
              ----------      --------
              $7,537,000      $228,000
              ==========      ========

 The Company's expected tax benefit rate of 34% has been reduced to zero due to its nonutilization of its net operating loss. The provision for income tax benefit and increase in valuation allowance thereon for the years ended December 31, 1995 and December 31, 1994 were $398,000 and $343,000, respectively.

 The Company has a deferred tax asset of $2,335,000 resulting principally from its net operating loss and research and development credit carryforwards which have been fully reserved due to recurring operating losses and uncertainty about future operating results.

 Pursuant to the Internal Revenue Code, future utilization of past losses or credits are subject to certain limitations based on changes in ownership of the Company's stock. In addition, pursuant to the Tax Reform Act of 1986, the Company's annual utilization of such limited net operating loss and tax credit carryforwards will be further limited to a 90 percent reduction of its tax liability as a result of the corporate alternative minimum tax.

                            NOVA TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 8) - Stock Warrants and Options:
- -------------------------------------

 The exercise price for warrants and options issued in connection with services rendered by nonemployees or financing arrangements is determined by negotiations between the Company and the third party. Generally, warrants and options are issued to employees with an exercise price of not less than the quoted market price of the stock. If the Company issues options and warrants to employees at less than the quoted market price, a compensation charge is recorded for the difference between the exercise price and the quoted market price.

 [a]  Common stock warrants:
      ---------------------

   The Company has outstanding warrants for the purchase of its common stock as follows:

                                                                        Number of
                                Exercise Price      Expiration Date      Shares
                                ---------------  ---------------------  ---------

Conversion of notes payable
   and sale of common stock           $3.00      December 31, 1997 (4)     33,943
Extension of note payable             $2.25      March 14, 1997            18,333
Sale of common stock                  $3.00      December 31, 1997 (4)      6,667
Sale of common stock                  $4.50      December 31, 1997 (4)     31,333
Sale of units                               (1)  March 31, 1997           500,000
Consulting agreement                  $2.00      February 4, 1997         100,000
Sale of common stock                  $7.09 (2)  November 21, 1996        100,000
Services rendered                     $4.00 (3)  March 30, 1996             5,500
Replacement of stock options          $2.75 (5)  December 31, 1999        172,599
Services rendered                     $1.50 (6)  September 30, 1997        54,991
Services rendered                     $1.50 (6)  December 31, 1997          7,941
                                                                        ---------
Warrants outstanding -
   December 31, 1994                                                    1,031,307

Services rendered                     $1.50 (6)  March 30, 1998             9,141
Services rendered                     $1.50 (6)  June 29, 1998              8,840
Services rendered                     $1.50 (6)  September 29, 1998         6,699
Issued to officers                    $2.75 (7)  December 31, 2002        300,000
Consulting agreement                  $2.61 (8)  September 4, 2002         30,000
Connecticut financing                 $2.50 (9)  September 1, 1997         33,750
Connecticut financing                 $1.11 (9)  September 1, 2001        300,000
Connecticut financing                 $2.50 (9)  September 1, 2002         11,250
Connecticut financing                 $2.50 (9)  September 5, 1996         41,000
Other                                 $2.75      December 31, 2002          6,667
                                                                        ---------
Warrants outstanding -
  December 31, 1995                                                     1,778,654
                                                                        =========

   (1) May be redeemed by the Company at any time on 30 days prior written notice at a price of $.05 per warrant if the average of the closing bid and asked prices of the common stock equals or exceeds $11.00 per share during any consecutive 10 day trading period and notice of redemption is given no later than 20 days after the expiration of such 10 day trading period. In 1994 the exercise price was reduced to $4.00 per share and the expiration date was extended to March 31, 1997.

(continued)

                            NOVA TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 8) - Stock Warrants and Options:  (continued)
- -------------------------------------

 [a]  Common stock warrants:  (continued)
      ---------------------

   (2) In connection with the public offering which occurred in February 1992, the Company sold to the underwriter, at a nominal amount, warrants exercisable over a three-year period commencing November 1993, to purchase 50,000 units at $7.09 per unit, each unit consisting of one share of common stock and one redeemable warrant.

   (3) In 1994 the Company issued a warrant to purchase 5,500 shares of common stock at an exercise price of $4.00 per share, expiring March 30, 1996, as compensation, which it valued at $5,500.

   (4)  Warrants previously issued with an expiration date of December 31, 1994.

   (5) In connection with the cancellation of certain stock options the Company in 1994 granted a warrant to purchase 172,599 shares of common stock exercisable at $2.75, which expires at December 31, 1999.

   (6) The Company issued warrants to purchase 87,612 shares of common stock (62,932 in 1994 and 24,680 in 1995) at an exercise price of $1.50 per share, expiring at various dates through September 29, 1998, which is valued at $88,000 ($63,000 in 1994 and $25,000 in 1995), in exchange for services rendered.

   (7) The Company granted to two officers, who are also stockholders, warrants to purchase 300,000 shares of common stock at an exercise price of $2.75 per share, expiring December 31, 2002. The exercise price exceeded the market price on the date of grant.

   (8) The Company issued a warrant to purchase 30,000 shares of common stock at an exercise price of $2.61 per share, expiring September 4, 2002 for financial consulting, which it valued at $7,000.

   (9) In connection with the various financing agreements entered into in September 1995, the Company issued warrants to purchase up to 386,000 shares of common stock at exercise prices of $1.11 and $2.50 per share expiring at various dates through September 1, 2002. The exercisable portion of such warrants have been valued at $21,000 (see Note 9). The value of such warrants is measured at the time they become exercisable.

(continued)

                            NOVA TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 8) - Stock Warrants and Options:  (continued)
- -------------------------------------

 [b]  Stock option plans:
      ------------------

   The Company's 1985 incentive and general (nonstatutory) stock option plans as amended, provided for the granting of options to purchase up to 500,000 shares of its common stock to eligible employees and nonemployee directors. Both plans expired in February 1995.

   The Company's 1994 stock option plan (the "Plan") provides for the granting to employees and directors of both incentive and nonstatutory stock options. Pursuant to the Plan 500,000 shares of the Company's common stock have been reserved for granting at prices and for periods determined by the Company's Board of Directors. The Plan expires on October 31, 2004 and at December 31, 1994 no stock options had been issued under the Plan.

   Stock options outstanding under these plans are as follows:

                                       Nonstatutory   Incentive
                                       ------------   ---------

   Outstanding at December 31, 1993
      ($1.50 - $4.75 per share)........   100,935       207,499
   Granted ($2.25 - $2.75 per share).      15,999       152,500
   Cancelled...........................   (57,600)     (132,899)
                                          -------      --------

   Outstanding at December 31, 1994
      ($1.50 - $4.75 per share)........    59,334       227,100
   Granted ($2.13 - $3.13 per share).      10,000       158,000
   Cancelled...........................   (16,667)      (10,750)
                                          -------      --------

   Outstanding at December 31, 1995
      ($1.50 - $4.75 per share)........    52,667       374,350
                                          =======      ========

   At December 31, 1995 all of the nonstatutory stock options and 99,084 of the incentive stock options were exercisable.

   As at December 31, 1995, options for the purchase of 338,000 shares were available for future grant.

                            NOVA TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 9) - Financing Agreements:
- -------------------------------

 In September 1995, pursuant to a series of interdependent transactions, the Company sold 900,901 shares of its common stock for an aggregate of $1,000,000 in a private placement, received a grant commitment from the city of Bristol, Connecticut of up to $100,000 and received loan commitments to borrow in the aggregate of up to $2,050,000 from a bank and from various agencies and public authorities of the state of Connecticut in connection with moving its manufacturing facilities to Bristol, Connecticut. The loan commitments are as follows:

 [a] The Company entered into a financing agreement with Connecticut Innovations, Incorporated ("CII") to borrow up to $750,000 in four stages based on the achievement of certain milestones at an interest rate of 10% per annum. Interest only is payable semi-annually commencing on the earlier of (i) September 5, 1998 or (ii) the date the Company declares any dividends or repurchases any of its outstanding stock. Principal is due on September 5, 2001, collateralized by the assets of the Company, including patents, which security interest except for patents, is subordinated to the security interest of the Company's lending bank. As of December 31, 1995, the Company was eligible and has borrowed $100,000 under this facility. The Company granted CII a warrant to purchase 300,000 shares of common stock at an exercise price of $1.11 per share, expiring on September 1, 2001. The warrant becomes exercisable on a pro rata basis, as the Company achieves its milestones and makes additional borrowings under the facility. As of December 31, 1995, 40,000 of such warrants are exercisable and have been valued at $16,000. As the Company borrows additional amounts and more warrants become exercisable, those warrants will then be valued at the time of such borrowings.

   The exercise price of the warrant is subject to downward adjustment if any sales of common stock are made at less than $1.11 per share. The warrant may be exercised on a "cashless basis", whereby the Company must pay to the warrantholder an amount equal to the difference between the warrant exercise price and the fair market value of the underlying stock.

   The agreement contains provisions that provide for repayment of borrowings under the facility in the event of 1) an underwritten public offering, 2) a change of control of the Company, as defined and 3) failure to maintain a Connecticut presence, as defined. The agreement also provides for a prepayment premium in the amount of the greater of 1) return on borrowings recalculated at 25% per annum or 2) the difference between the warrant exercise price (or the underlying common stock if the warrant has been exercised) of the exercisable warrants and the market price of the common stock. Any payments representing the prepayment premium will be charged to expense when incurred.

(continued)

                            NOVA TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 9) - Financing Agreements:  (continued)
- -------------------------------

   In January 1996 and March 1996, the Company borrowed $250,000 and $150,000, respectively, under the second and third stages of the financing agreement. The final $250,000 milestone requires 100 percent of the Company's direct labor force to work in Connecticut, 75 percent of all manufacturing operations to be located in Connecticut, 3 medical outcome studies to have been completed and that the Company employ at least 3 sales and service staff, including an insurance reimbursement specialist. The Company believes that it will receive the final stage of funding in mid-year 1996.

 [b] The Company entered into a loan agreement with People's Bank ("Peoples") providing for a $1,000,000 revolving credit facility expiring on September 5, 1997 at an interest rate of prime plus 1 1/2%. Borrowings available under the facility are limited to 80% of eligible accounts receivable and 50% of eligible inventory and are collateralized by the Company's accounts receivable and inventory. At December 31, 1995 no borrowings were made under this loan agreement.

   The facility contains restrictive covenants that limit capital expenditures and other financial and ratio requirements with respect to working capital, equity and unsubordinated debt. The facility also requires funds to be held in escrow as a Debt Service Reserve, as defined in the agreement. The agreement also restricts the payment of dividends.

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

   Pursuant to a put/call agreement with two of the LOC Corporations, the Company had the right to require the two LOC Corporations to purchase an aggregate of 126,667 shares of common stock (or the LOC corporations had the right to call the Company to issue its common stock) at $1.50 per share for total proceeds of $190,000. The call was exercised by the LOC Corporations in September 1995, and the Company received proceeds of $100,000 in 1995, $50,000 in January 1996. Pursuant to the financing agreement with Peoples, the proceeds received from the LOC Corporations reduce their outstanding letters of credit in that amount and the funds are to be (continued)

                            NOVA TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 9) - Financing Agreements:  (continued)
- -------------------------------

 [b]  (continued)

held in a restricted cash account by the Company. Under the put/call agreement, the number of warrants issued to the LOC Corporations was reduced by 19,000.
The remaining warrants to purchase an aggregate of 41,000 shares of common stock have been valued at $1,400.

 [c] The Company entered into a loan agreement with CDA providing for a line of credit of up to $100,000 until September 4, 1996 for 80% of the purchase price of new or used equipment, bearing interest at the rate of 7.94%. The loan is repayable in 48 equal monthly installments commencing October 1, 1998 and is collateralized by all the equipment financed. The Company granted CDA warrants to purchase an aggregate of 45,000 shares of common stock at an exercise price of $2.50 per share. The warrants were valued at $3,600. At December 31, 1995 no borrowings were made under this loan agreement.

 [d] The Company entered into an Assistance Agreement, which was approved November 30, 1995 with the Department of Economic and Community Development ("DECD"), providing for a loan to the Company in an amount not to exceed $200,000 for funding the relocation of the Company's factory (as defined therein) at an interest rate of 5% per annum. The principal and interest of the loan is due in 84 equal monthly payments commencing on the third anniversary of the advancement date, and is collateralized by certain machinery and equipment. At December 31, 1995 no borrowings were made under the Assistance Agreement.

 [e] The Company entered into a Grant Agreement, dated August 8, 1995 with the city of Bristol, Connecticut, providing, under certain conditions, for a grant in an amount up to $100,000 ($50,000 was received in October 1995 and the balance is to be received on the achievement of certain employment levels). If the Company relocates its equipment or employees of its manufacturing facilities outside the city of Bristol prior to August 8, 2005, the Company will be obligated to immediately repay the grant.


(NOTE 10) - Commitments:
- -----------------------

 [a]  Employment agreements:
      ---------------------

   At December 31, 1995, the Company has employment agreements with its president and three other officers. The agreement with the president expires on September 30, 1996. One agreement is cancellable by either party on 60-days notice and the other two agreements are cancellable by the Company with six months notice. Aggregate annual salaries pursuant to all the agreements aggregate $412,000.

(continued)

                            NOVA TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 10) - Commitments:  (continued)
- -----------------------

 [a]  Employment agreements:  (continued)
      ---------------------

   During the year ended December 31, 1995 the president of the Company and one of its officers, both of whom are stockholders, waived payment of their deferred salaries (along with accrued interest thereon at 6% per annum) due to them under their employment agreements for the period January 1, 1991 through December 31, 1994 (see Note 5) and $58,500 for the year ended December 31, 1995. As at December 31, 1995, the Company owed its president and two of its officers approximately $86,000 in deferred compensation.

 [b]  Lease of premises:
      -----------------

   The Company entered into a five-year lease which commenced in September 1995 for office, warehousing and manufacturing space in Bristol, Connecticut.

   The terms of the lease provide for the first two months rent to be paid in the fifth year of the lease. Rental expense is recognized by the Company on a straight-line basis over the life of the lease.

   Minimum annual rental payments required are as follows:

         Year Ending
         December 31,
         ------------

             1996. . . . . . . . . . . .  $138,750
             1997. . . . . . . . . . . .   138,750
             1998. . . . . . . . . . . .   138,750
             1999. . . . . . . . . . . .   146,458
             2000. . . . . . . . . . . .   107,917
                                          --------

                       T o t a l . . . .  $670,625
                                          ========

   The terms of the lease include escalation clauses for increases in real estate taxes. The Company also has the option to extend this lease for an additional five-year period at an adjusted rent based on certain cost of living adjustments.

   Additional premises are leased on a month-to-month basis at $4,375 per month plus real estate taxes. Beginning January 1, 1994 and until May 31, 1994, the Company's landlord agreed to accept shares of the Company's common stock at a value of $1.00 per share in lieu of payment for approximately one-half of the monthly obligation.

   Total rent expense aggregated $125,000 and $68,000 for the years ended December 31, 1995 and 1994, respectively (see Note 2[e]).

(continued)

                            NOVA TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 10) - Commitments:  (continued)
- -----------------------

 [c]  Commission agreements:
      ---------------------

   The Company has agreements with three finders pursuant to which it will pay a commission of 10% of the proceeds of any financing obtained by these finders.

 [d]  Consulting agreement:
      --------------------

   In 1995, the Company entered into a five-year consulting agreement with a financial consultant. In year one of the agreement, the Company is required to make quarterly payments of 2,700 shares of common stock. In years two and three of the agreement, the Company is required to make quarterly payments of $3,000, payable in common stock. In years four and five, the Company is required to make quarterly payments of $3,000, payable in cash or common stock at the discretion of the consultant. Shares used to pay for the services rendered by the consultant will be valued based on their fair value when issued.

 [e]  Arbitration proceeding:
      ----------------------

   In 1993, the Company entered into an agreement for the sale of 1,250,000 units; each unit consisting of one share of common stock of the Company and one common stock purchase warrant exercisable at $4.00 per share over a period of three years, for $5,000,000. The Company did not receive any funds and commenced an arbitration proceeding for breach of contract. In 1995, the Company determined that the prospective buyers had no significant assets to pursue and the Company discontinued the proceeding.


(NOTE 11) - Major Customers:
- ---------------------------

 For the year ended December 31, 1995, sales to four separate customers $64,596 (29%), $60,956 (28%), $36,194 (16%) and $30,405 (14%) aggregated approximately
87% of the Company's net sales. For the year ended December 31, 1994, sales to three separate customers $90,195 (39%), $65,852 (28%) and $57,615 (25%)
aggregated approximately 92% of the Company's net sales.

(continued)

                            NOVA TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 12) - Subsequent Events:
- -----------------------------

 On January 1, 1996, the Company entered into a distribution agreement for the sale of its patient transfer systems whereby the distributor has the exclusive right to sell or lease the systems in specific territories in the state of New York. Pursuant to the agreement, the distributor is required to order 50 of the Company's products in the first year, 75 in the second year and 100 in the third year, subject to the receipt by the Company of 3,000,000 in additional financing by September 30, 1996. If the financing is not received, the distributor's minimum order requirements increase to 150, 200 and 200 Nova products, respectively.


(NOTE 13) - Acquisition of Comed Systems, Inc. [Unaudited]:
- ----------------------------------------------------------

 On May 31, 1996, the Company,through a wholly owned acquisition corporation, acquired all of the outstanding capital stock of Comed Systems, Inc. ("Comed"), in exchange for the issuance of 600,000 shares of its common stock, and two $750,000 promissory notes. The notes, which bear interest at 8% per annum, are guaranteed by the Company. The first note is due in June 1997 and the second note is due on January 1, 2001 subject to quarterly prepayment installments commencing December 31, 1997. Such installments are equal to the lesser of $37,500 or 25 percent of Comed's operating income (as defined).

  Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There were no disagreements with or changes in accountants during the twenty-four months ended December 31, 1995.


                                    PART III

  Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  EXECUTIVE OFFICERS AND DIRECTORS

       The following sets forth information regarding the directors and executive officers of the Company.

         NAME                          AGE                    POSITION
         ----                          ---                    --------

       Paul DiMatteo                    68  Chairman of the Board

       Stephen Fisher                   49  President, Chief Executive Officer,
                                            Chief Financial Officer,  Assistant Secretary,
                                            Treasurer and Director

       Charles F. Chubb                 76  Senior Vice President, Secretary and Director

       Samuel N. Paul                   57  Senior Vice President and Director

       Douglas Drew                     51  Senior Vice President and Director

       Harold J. Lash                   64  Controller

       Arlindo Jorge                    72  Director

       Robert Segnini                   53  Director

       Jay M. Haft resigned as a director in July 1996 citing the press of personal and business obligations. Mr. Chubb has indicated his intention to retire in the near future. The Company is in discussions with Mr. Chubb to retain him as a part-time consultant after he retires.

       PAUL DIMATTEO, the founder and principal stockholder of the Company, has been the Company's Chairman since its inception in January 1984 and was President and Chief Executive Officer from the Company's inception until June 18, 1996 when he resigned and became Director of Research and Development. From December 1977 until the beginning of the Company's active operations in July 1984, Mr. DiMatteo was Chairman of the Board and President of Robotic Vision Systems, Inc., ("RVSI"). From June 1960 until its merger in December 1977 with United Technologies Corporation ("United"), he was Chairman of the Board and President of Dynell Electronics Corporation ("Dynell"), of which Mr. DiMatteo was a co-founder. The merger of Dynell with United in December 1977 resulted in a spin-off company called Solid Photography, Inc., which later changed its name to RVSI. For his inventions in three-dimensional vision, Mr. DiMatteo was cited by Technology magazine as one of 100 persons responsible for important technical advances during 1981. Mr. DiMatteo holds a Bachelor of Science degree in Electrical Engineering from the University of Rhode Island and is listed as the inventor or co-inventor on 70 patents and patents pending.

       CHARLES F. CHUBB has served as Senior Vice President and a Director of the Company from 1985, as Treasurer from 1985 to March 1996 and as Secretary from December 1994. From 1962 to 1978, he was Senior Vice President for Research and Development at Dynell. After the merger in 1977 of Dynell and United, he served as Manager of Shipboard Technology until joining the Company in February 1985. Mr. Chubb holds degrees from Princeton University, Massachusetts Institute of Technology and Polytechnic University and is listed as the inventor or co-inventor on 20 patents and patents pending.

       STEPHEN FISHER became President and Chief Executive Officer of the Company as of June 18, 1996, on which date he ceased to serve as Senior Vice President, a position he assumed in June 1994. Mr. Fisher has served the Company as a Director since June 1994, as Assistant Secretary from December 1994 and as Chief Financial Officer and Treasurer from March 1996. From May 1992 to May 1994 he served as an officer and director of Aztech Corp., which acted as a consultant to the Company during such period. From 1985 to 1992 Mr. Fisher held various positions including President and Director of Memry Corporation, a developer and manufacturer of new products. Prior thereto, he was President of Materials Systems, Ltd., an engineering and management consulting firm. He was an INCRA Fellow at Carnegie-Mellon University and was an Assistant Professor and conducted research at West Virginia Institute of Technology and Virginia Polytechnic Institute.

       SAMUEL N. PAUL has served the Company as Senior Vice President since September 1995 and as a Director since December 1995. From February 1992 to May 1994 he was President, Chief Operating Officer and Director of Industrial Health Care Company, a provider of occupational health services. From October 1990 to January 1992 he was Manager of International Sales and Marketing for Colt's Manufacturing Company, a manufacturer of firearms. From May 1988 to October 1990 he was a Vice President and Director of Shared Technologies, Inc., a provider of leased communication equipment. Mr. Paul is President and part owner of Meadowbrook, a skilled nursing facility located in Connecticut. Mr. Paul holds a Bachelor of Science degree in Mechanical Engineering from the University of New Hampshire.

       DOUGLAS DREW became a Senior Vice President and a director of the Company on June 14, 1996 when the acquisition of Comed was consummated. From 1989 to June 1996, he was President, a Director and a substantial stockholder of Comed, a company that he founded. Prior to the founding of Comed, Mr. Drew was Director of North American Sales for Concept, Inc. and prior to that Director of Sales and Marketing for Richards Medical.

       HAROLD J. LASH has served the Company as Controller since March 1992. From 1989 to 1991 he was Chief Financial Officer of Pen-Tab Industries Inc., a privately-held manufacturer of stationery and school supplies. From 1976 to 1988 he was Vice President-Finance and a Director of Aileen, Inc., a publicly-held apparel manufacturer and retailer. Mr. Lash is a Certified Public Accountant.

       ARLINDO JORGE has been a Director of Syncor Industries, Inc. since 1972 and, until June 30, 1991, when he retired, had been Executive Vice President of such concern as well as President of Syncor Services, Inc., which provides sales and administrative services to Syncor Industries, Inc. Prior thereto, he was an engineering manager in the Radiation Division of the Sperry Gyroscope Company. Mr. Jorge holds a Bachelor of Science degree from the University of Massachusetts and a Master's degree in Electrical Engineering from the University of Michigan. He has been a Director of the Company since September 1988.

       ROBERT SEGNINI, has been employed by the State University of New York at Stonybrook as Director of Physical Laboratories in the Department of Physics since 1990. From July 1986 through December 1989, Mr. Segnini was employed by the Company as its Vice President of Operations. Prior to joining the Company, he was a Vice President and a Director of RVSI. In February 1986, Mr. Segnini left RVSI to establish Robotic Automation, Inc., an engineering and consulting company specializing in the field of factory automation. Mr. Segnini holds an Associate's degree in Electrical Engineering from the City University of New York and is listed as the co-inventor on seven patents and patents pending in the health care field. He has been a Director of the Company since July 1986.

       The term of each director extends until the next annual meeting of stockholders of the Company and until his successor is duly elected and qualified. The term of each officer of the Company extends until the first meeting of the Board of Directors following such next annual meeting, and until his successor is duly elected and qualified.

  Item 10. EXECUTIVE COMPENSATION

  SUMMARY COMPENSATION

       The following table sets forth information with respect to the compensation for services rendered in all capacities to the Company during its fiscal years ended December 31, 1995, 1994 and 1993 by its Chief Executive Officer. No executive officer's compensation exceeded $100,000 during the Company's fiscal year ended December 31, 1995.


                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                                   ANNUAL                    COMPENSATION
                                                COMPENSATION                    AWARDS
                                                ------------                 -------------

                                                                             SECURITIES
                                                                             UNDERLYING
       NAME AND PRINCIPAL POSITION              YEAR          SALARY ($)     OPTIONS (#)
      ----------------------------              ----          ----------     ------------

       Paul DiMatteo-Chief Executive Officer    1995          $92,000(1)            ---
                                                1994          $78,000 (2)           ---
                                                1993          $78,000 (2)           ---

  (1) $39,000 was waived and will not be paid; $2,250 has been paid; $50,750 was deferred.
  (2) $75,750 was deferred, then waived in 1995 and will not be paid; $2,250 has been paid.
  (3) $75,750 was deferred, then waived in 1995 and will not be paid; $2,250 has been paid.

  EMPLOYMENT AGREEMENTS

       In 1984 and 1985, respectively, the Company entered into employment
  agreements with Messrs. DiMatteo and Chubb, each of which   provides for a
  minimum annual compensation of $78,000, which was increased on September 1, 1995 to $120,000 and $100,000, respectively. The agreement with Mr. DiMatteo, as amended(the "Old DiMatteo Employment Agreement"), terminated as of June 18, 1996 when Nova and Mr. DiMatteo entered into a new agreement. The agreement with Mr. Chubb is cancellable by either the Company or Mr. Chubb on 60 days notice. Mr. DiMatteo has waived payment of salaries due under the Old DiMatteo Employment Agreement for the period January 1, 1989 through June 30, 1995 (aggregating approximately $507,000) and Mr. Chubb has waived payment of salaries due under his employment agreement for the period January 1, 1989 through March 31, 1995 (aggregating approximately $487,000). In addition, Mr. DiMatteo has agreed to defer until April 1997, payment of the balance of compensation due under the Old DiMatteo Employment Agreement for the period July 1, 1995 through December 31, 1995 (an aggregate of $50,750) and Mr. Chubb has agreed to defer until April 1997, payment of the balance of compensation due under his employment agreement for 1995 (an aggregate of $17,333). From July 1, 1995 to December 31, 1995 such deferred balances have accrued interest thereon at the rate of 6.5% per annum.

       As of June 18, 1996, the Company and Paul DiMatteo entered into a new three year Employment Agreement. The Employment Agreement automatically renews for an additional two years unless Nova gives six months prior notice or Mr. DiMatteo gives two months prior notice. Mr. DiMatteo resigned as Chief Executive Officer and President of the Company and assumed the position of Director of Research and Development. Mr. DiMatteo will continue to serve as Chairman of the Board of Directors until his successor is elected and qualified.

       The Agreement provides for (1) an annual salary of $120,000 adjusted upward annually based on the percentage increase of the Consumer Price Index (the "CPI"), (2) the right to participate in any annual performance bonus program, (3) five weeks vacation and up to one month of unpaid vacation in 1996 and two months in each year after 1996, (4) life insurance coverage equal to the greater of the ratio of coverage to base salary offered generally to other executive officers or, in the event the Company is not required to maintain life insurance pursuant its agreement with People's Bank, $250,000, (5) full pay for up to nine months in the event of absence from work due to sickness or disability, (6) a Novabed free of charge (including service) for use by him or his wife during any period of disability, (7) full pay for the balance of the initial three year term in the event of termination without cause (the "Severance Payments"), and (8) the right to participate immediately in any pension or other employee benefit plan on terms comparable to those available to other executive officers with credit for all purposes for all prior service to Nova. In the event Mr. DiMatteo elects not to participate in any such pension plan, he is entitled to an annual pension of $66,000 adjusted annually based on the CPI until his death (the "Personal Pension"). The Personal Pension shall not be due during any period that Mr. DiMatteo is receiving Severance Payments, shall be suspended with interest accruing at 6.5% during any period of time that the Company is in default, or if any payment of such pension would result in a default, of any agreement relating to borrowed money (other than trade credit), shall be suspended in the same proportion as any voluntary reduction of salary of the other executive officers of the Company with such suspended portion accruing interest at 6.5% per annum and payable when such salary reduction is reversed and shall terminate when Mr. DiMatteo could have, in a practical manner and without any reasonable doubt, received $3 million from the sale of his equity in the Company.

       The Employment Agreement requires that the Company (i) fund research and development at a minimum of $350,000 per year exclusive of payroll taxes and employee fringe benefits adjusted annually by the CPI and (ii) maintain its current Hauppauge facility or a substitute facility of at least 3,000 square feet devoted exclusively to research and development which shall not be located beyond a ten mile radius of Dix Hills, New York. The Board of Directors retains complete discretion with respect to all aspects of the Company's research and development efforts. However, in the event any reduction in funding or other Board directive materially limits or terminates the research and development operations in Long Island, then such action shall be deemed to constitute an "involuntary termination" entitling Mr. DiMatteo to the Severance Payments. The funding for the research and development operations may be reduced and same shall not constitute an involuntary termination in the event of financial hardship as evidenced by a reduction of greater than 20% in salary of all of the executive officers of the Company.

       The Employment Agreement requires that the Company use commercially reasonable efforts to attempt to cause Mr. DiMatteo's guarantee of obligations of the Company to the CDA to be terminated and to release his subordination agreement for the benefit of People's Bank. The Agreement requires that during its term and for one year thereafter Mr. DiMatteo not engage in any competing business.

       In May 1994, the Company entered into an employment agreement with Stephen Fisher, engaging him as Senior Vice President at a salary of $96,000 per annum, of which $36,000 per annum was to be deferred for at least one year (but not more than two years), and of which $60,000 per annum is payable in cash as earned. In 1995, Mr. Fisher was paid $96,617, including $15,617 in deferred compensation earned in 1994. At December 31, 1995, Mr. Fisher is owed deferred compensation aggregating $18,000. The agreement also provides for Mr. Fisher to receive a ten-year stock option to purchase 150,000 shares of the Company's common stock at an exercise price of $2.75 per share. The employment agreement provided for incentive compensation in the event Mr. Fisher obtained certain financing for the Company. No such financing was obtained and no incentive compensation was earned or paid and the term for such payment has elapsed. The agreement with Mr. Fisher is cancellable by Mr. Fisher on 30 days notice, and by the Company at its discretion subject to the payment of six months salary as severance.

       In September 1995, the Company entered into a three-year employment agreement with Samuel N. Paul, engaging him as Senior Vice President at a salary of $96,000 per annum. The agreement provides for Mr. Paul to receive a stock option to purchase 150,000 shares of the Company's common stock at an exercise price of $2.61 per share, which expires on December 31, 2004. The agreement also provides for Mr. Paul to receive a seven-year warrant to purchase 30,000 shares of the Company's common stock at an exercise price of $2.61 per share. The agreement with Mr. Paul provides for severance payments of six months, nine months and twelve months salary if Mr. Paul is terminated without cause in the first, second or third year, respectively, of his agreement.

       On June 14, 1996, the Company entered into a three-year employment agreement with Douglas Drew, engaging him as Chief Marketing and Sales Officer of Nova and Chief Operating Officer of Vivax at a salary of $112,800 per annum. The agreement provides for continued payment of Mr. Drew's base salary for one year in the event of his death, disability or termination without cause.

  STOCK OPTION PLANS

       The Company's 1994 Stock Option Plan (the "Plan") was adopted by the Board of Directors on November 1, 1994 and approved by the Company's stockholders on December 14, 1994. The Plan provides for (i) the granting to employees of stock options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or (ii) the granting to employees and directors of non-statutory stock options not intended to qualify as "incentive stock options". The Plan expires on October 31, 2004 and is administered by a committee of the Board of Directors which is empowered to select the optionees and determine, subject to the provisions of the Plans, among other items, (i) the number of shares subject to each option, (ii) the time at which the option becomes exercisable,
  (iii) the exercise price, and (iv) the duration of the option. The exercise price for incentive stock options granted under the Plan may not be less than 100% of the fair market value of the shares as of the date of grant (110% for options granted to a participant who owns shares possessing more than 10% of the voting rights of the Company's outstanding capital stock). The exercise price for non-statutory options granted under the Plan is determined by the committee of the Board of Directors at its absolute discretion. The maximum number of shares of Common Stock which may be issued pursuant to options granted under the plan shall not exceed Five Hundred Thousand (500,000) shares.

       In the year ended December 31, 1995, Mr. Haft, (a director of the Company) was granted stock options to purchase 10,000 shares of Common Stock at $3.13 per share through December 31, 2002 under the Plan and Mr. Paul (an executive officer and a director of the Company) was granted stock options to purchase 150,000 shares of Common Stock at $2.61 per share through December 31, 2004 under the Plan.

       As of December 31, 1995, options to purchase an aggregate of 162,000 shares at exercise prices ranging from $2.61 to $3.13 per share and expiring at various dates through December 31, 2004 were outstanding under the Plan. Such options included (i) those held by Mr. Haft to purchase 10,000 shares at $3.13 per share through December 31, 2002 and (ii) those held by Mr. Paul to purchase 150,000 shares at $2.61 per share through December 31, 2004.

       As of December 31, 1995, under the 1985 Incentive Stock Option Plan (the "ISO Plan") and under the 1985 General Stock Option Plan (the "GSO Plan" and collectively with the ISO Plan, the "Plans") (both Plans terminated on February 19,1995 and from which options may no longer be granted), options to purchase an aggregate of 265,017 shares at prices ranging from $1.50 to $4.75 per share and expiring at various dates through May 23, 2004 were outstanding under the Plans. Such options included (i) those held by Mr. Haft to purchase 6,667 shares at $3.37 per share through December 31, 1999 (expiration date extended from December 31, 1995) and 5,333 shares at $2.75 per share through December 31, 1999 pursuant to the GSO Plan, (ii) those held by Mr. Segnini to purchase 6,667 shares at $3.37 per share through December 31, 1999
  (expiration date extended from December 31, 1995) and 5,333 shares at $2.75 per share through December 31, 1999 pursuant to the GSO Plan, (iii) those held by Mr. Jorge to purchase 6,667 shares at $3.00 per share through December 1, 1998 and 6,667 shares at $3.37 per share through December 31, 1999 (expiration date extended from December 31, 1995) and 5,333 shares at $2.75 per share through December 31, 1999 pursuant to the GSO Plan, (iv) those held by Mr. Fisher to purchase 150,000 shares at $2.75 per share through May 23, 2004 pursuant to the ISO Plan.

       No executive officer or director exercised any stock options in the year ended December 31, 1995.

  DIRECTOR COMPENSATION

       Non-employee directors are entitled to receive $200 for each Board of Directors or committee meeting attended and $50 for participation at a telephone meeting or execution of a consent in lieu of a meeting.

  Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

       The following table sets forth, as of July 30, 1996, the number and percentage of shares of Common Stock held by (i) all persons who, to the knowledge of the Company, are the beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock; (ii) each director and executive officer of the Company; and (iii) all executive officers and directors of the Company as a group:

                                          AMOUNT OF
NAME AND ADDRESS                          BENEFICIAL
OF BENEFICIAL OWNER                       OWNERSHIP (1)      PERCENT OF BENEFICIAL OWNERSHIP
- ---------------------                     -------------      -------------------------------

                                                             BEFORE                AFTER
                                                             OFFERING              OFFERING
                                                             --------              --------

  Paul DiMatteo                           1,081,616(2)          16.3%                 16.3%
  c/o Nova Technologies, Inc.
  89 Cabot Court, Unit L
  Hauppauge, NY 11788

  Charles F. Chubb                          427,724(3)           6.3%                  6.3%
  c/o Nova Technologies, Inc.
  89 Cabot Court, Unit L
  Hauppauge, NY 11788

  Stephen Lowenstein                        508,400(4)           7.6%                  7.6%
  c/o Jos. H. Lowenstein Sons, Inc.
  420 Morgan Avenue
  Brooklyn, NY 11222

  JCM Capital Corp.                         450,450              7.0%                    0%
  555 Broadhollow Road
  Melville, NY 11747

  Stephen M. Fisher                         100,692(5)           1.5%                  1.5%
  c/o Nova Technologies, Inc.
  89 Cabot Court, Unit L
  Hauppauge, NY 11788

  Harold J. Lash                             28,327(6)           0.4%                  0.4%
  c/o Nova Technologies, Inc.
  89 Cabot Court, Unit L
  Hauppauge, NY 11788

  Samuel N. Paul                             30,000(7)           0.5%                  0.5%
  c/o Nova Technologies, Inc.
  89 Cabot Court, Unit L
  Hauppauge, NY 11788

  Arlindo Jorge                             200,499(8)           3.1%                  3.1%
  33 Robinson Avenue
  Glen Cove, NY 11742

  Robert Segnini                             44,745(9)           0.7%                   0.7%
  19 Shawmont Lane
  Stonybrook, NY 11790

  Douglas & Donna Drew                      620,000(10)          9.4%                   9.4%
  c/o Nova Technologies, Inc.
  89 Cabot Court, Unit L
  Hauppauge, NY 11788

  All executive officers and              2,533,603(11)         34.4%                  34.4%
   directors as a group (9 persons)

  _____________________
  (1) Effect has been given to shares issuable upon exercise of stock options or warrants outstanding on and exercisable within 60 days of July 30, 1996. Except as otherwise indicated, the persons named herein have sole voting and dispositive power with respect to the shares beneficially owned.
  (2) Includes 94,675 shares held of record by members of Mr. DiMatteo's immediate family, including 43,212 shares issuable upon exercise of outstanding options and warrants, held of record by Mr. DiMatteo's son, as to all of which Mr. DiMatteo disclaims beneficial ownership, and 180,000 shares issuable upon exercise of outstanding warrants.
  (3) Includes 6,000 shares held by Mr. Chubb's wife as to which shares Mr. Chubb disclaims beneficial ownership, and 330,932 shares issuable upon exercise of outstanding warrants.
  (4) Includes 4,200 shares and 4,200 shares issuable upon exercise of outstanding warrants, both of which are held by Mr. Lowenstein's wife and children, as to all of which Mr. Lowenstein disclaims beneficial ownership, and 300,000 shares issuable upon exercise of outstanding warrants.
  (5) Includes 100,000 shares issuable upon exercise of outstanding stock options and 692 shares owned by Aztech Corporation, a company controlled by Mr. Fisher.
  (6) Includes 27,327 shares issuable upon exercise of outstanding options and warrants.
  (7)  Includes 30,000 shares issuable upon exercise of outstanding warrants.
  (8) Includes 15,000 shares held by Mr. Jorge's wife as to which shares Mr. Jorge disclaims beneficial ownership, and 18,667 shares issuable upon exercise of outstanding options and 53,943 shares issuable upon exercise of outstanding warrants. Also includes 30,000 shares held in Mr. Jorge's Individual Retirement Account.
  (9) Includes 12,000 shares issuable upon exercise of outstanding options and 20,000 shares issuable upon exercise of outstanding warrants.
  (10) Includes 20,000 shares issuable upon exercise of outstanding warrants.
  (11) Includes 884,748 shares issuable upon exercise of outstanding warrants and options owned by such executive officers and directors.


  Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On December 31, 1993, the balance of outstanding 11% notes payable to Mr. DiMatteo by the Company aggregated $159,669. The balance of the note plus accrued interest was due on October 31, 1993 and was not paid by the Company. Mr. DiMatteo agreed to defer repayment to him of the note plus interest thereon. In consideration thereof, the remaining principal balance of the note plus unpaid accrued at December 31, 1993 was combined into a new note aggregating $202,009 and payable in full at April 1, 1995. No payments were made to Mr. DiMatteo in 1994 and as of January 1, 1995 Mr. DiMatteo agreed to forgive payment of principal aggregating $32,009 resulting in a new principal balance of $170,000 due Mr. DiMatteo by the Company. In addition, accrued interest on the note aggregating $22,221 was forgiven. The maturity date of the note has been rescheduled to July 1, 1997 and the accrual of interest
  thereon commenced on July 1, 1995.    As of June 30, 1996, the outstanding
  principal balance of this note together with unpaid accrued interest equalled $159,250.

       Unpaid accrued interest in the amount of $5,360 was owed to Mr. Chubb on notes payable whose principal balance had been fully paid up in August 1993. In 1993, Mr. Chubb agreed to defer repayment to him of the accrued interest. In consideration thereof, a new note was been given to him in the amount of $5,360, accruing interest at 11% per annum, and payable on demand. No payments were made to Mr. Chubb during 1994 and at December 31, 1994, the amount owed to Mr. Chubb including accrued interest aggregated $5,953. On January 1, 1995, Mr. Chubb waived repayment of the note and the accrued interest thereon.

       In October and November 1993, Messrs. DiMatteo and Chubb provided loans to the Company of $70,000 and $35,000, respectively, with interest payable at the rate of 12% per annum and maturing in October and November 1996 or on the officers' demand, at any date after April 1, 1995, whichever is earlier. Subsequent thereto, the demand date was extended several times. The lenders may select repayment in cash or in the form of three-year warrants (at an exchange rate of $1 per warrant). Such warrants would permit the lenders to purchase the Company's Common Stock at an exercise price of $1.50 per share. No payments were made to Messrs. DiMatteo and Chubb during 1995 and as of January 1, 1995 Messrs. DiMatteo and Chubb agreed to forgive accrued interest aggregating $9,792 and $4,899, respectively. At June 30, 1996, except for $3,348 of accrued interest due Mr. Chubb, these notes had been paid in full.

       The above referenced notes issued to Messrs. DiMatteo and Chubb by the Company are subordinated to the obligations of the Company under the People's Bank and CII loans. However, by agreement dated as of March 26, 1996, People's Bank consented to the payment by the Company of principal in the aggregate amount of $123,082 due from the Company to Messrs. DiMatteo and Chubb pursuant to such notes. The Company and Messrs. DiMatteo and Chubb agreed to subordinate to the payment of the Company's obligations to People's Bank an equal amount of deferred compensation accrued during the period June 1, 1995 through March 31, 1996, which accrued compensation bears interest at the rate of 6.5% per annum.

       Arlindo Jorge, a director of the Company received commissions for acting as a finder in connection with the sale of Common Stock in private placement transactions. These commissions aggregated $2,000 for the period January 1, 1996 through May 31, 1996, $11,905 in 1995, and $24,300 in 1994.

       In connection with its loan from CII in September 1996, the Company entered into an Officers' Agreement with CII, Paul DiMatteo, Stephen Fisher and Samuel Paul. Pursuant to this Agreement, Messrs. Fisher and Paul agreed that so long as the Company owes any obligations to CII or CII owns any equity securities of the Company they will not sell more than 20% of the equity securities of the Company then owned by them. Mr. DiMatteo agreed that so long as the Company owes any obligations to CII he will not sell more than 40% of the equity securities of the Company then owned by him within the first 2 years from the date of the Agreement or more than 60% of such securities with the first 3 years from such date. Such officers also agreed to continue to serve the Company in their current capacities and not to sell more than 50% of their equity securities of the Company without allowing CII to participate in such sale pro rata.

       In September 1995, Paul DiMatteo guaranteed (the "DiMatteo Guaranty") 20% of the amount payable by CDA to People's under a guaranty by CDA securing People's loan to the Company up to a maximum of $400,000 (the "CDA Guaranty"). The DiMatteo Guaranty is payable in full at any time after the CDA has paid People's $80,000 under the CDA Guaranty and is limited to a maximum amount of $80,000.

       In September 1995, three of the Company's distributors, i.e. Advanced Therapeutics, Inc.("Advanced"), Comed and Innovative Medical Systems, Inc. ("Innovative"), each agreed to provide an irrevocable letter of credit in the amount of $200,000 for an aggregate of $600,000, which letters of credit could be drawn down upon the Company's failure to make when due any payment due People's. The Company issued each of these distributors a warrant to purchase 20,000 shares of Common Stock at $2.50 per share and granted them a security interest in the Company's accounts receivable and inventory, which lien is subordinate to the lien of People's Bank and subject to the Intercreditor Agreements described at "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources." The Company entered into a Stock Put and Call Agreement with Advanced and Innovative granting them the right to purchase 66,667 and 60,000 shares, respectively of Common Stock at $1.50 per share together with a reduction in the number of shares purchasable pursuant to such warrants in exchange for reducing the amount of their outstanding letters of credit. Pursuant to such Stock Put and Call Agreements, Advanced purchased 66,667 shares of Common Stock for an aggregate price of $100,000 and its obligation to post an irrevocable letter of credit was reduced to $100,000 and its warrant was reduced to the right to purchase 10,000 shares of Common Stock, and Innovative purchased 60,000 shares for an aggregate price of $90,000 and its obligation to post an irrevocable letter of credit was reduced to $110,000 and its warrant was reduced to the right to purchase 11,000 shares of Common Stock. Pursuant to the financing agreements with People's Bank, the $190,000 paid by Advanced and Innovative for Common Stock is being held in a restricted cash account for the benefit of People's Bank. Advanced, Innovative and Comed have fulfilled their obligations to post such letters of credit for the benefit of People's Bank.

       On September 5, 1995, the Company paid a finder's fee to Merolla & Bogar, LLC. in the amount of $60,000, in connection with the sale of 900,901 shares of Common Stock for $1,000,000, pursuant to a consulting agreement engaging Mr. C. R. Merolla, upon consummation of the sale, as a financial consultant to the Board of Directors at a fee of $3,000 per quarter, payable in Common Stock at $1.11 per share for the first year and at the average bid price for the Common Stock for the preceding month for the next two years and in cash, or at Mr. Merolla's option in Common Stock at such average bid price the last two years.

       In August 1995, the Company entered into an agreement with TimeCapital Securities Corporation ("TimeCapital") which became effective upon the consummation of the sale by the Company of 900,901 shares of its Common Stock in September 1995. The agreement gives TimeCapital for a period of 15 days after notice from Nova (i) the exclusive right to present to the Company a written proposal with respect to any financing sought by the Company and (ii) a right of first refusal to effect any offering of more than $50,000 of the Company's securities on terms as favorable as those offered to Nova in writing by reputable investment bankers. The agreement expires in September 2000 and Nova has the right to terminate by paying TimeCapital $100,000.

       In April 1996, the Company entered into an agreement (the "Placement Agreement") with TimeCapital which, as amended, provides for TimeCapital to act as the Company's exclusive agent to assist the Company in raising $1,000,000 through the sale of at least 500,000 shares of Common Stock in a private placement or a registered offering. The majority of such shares will be entitled to one demand registration on or after January 1, 1997 and to piggyback registration. If a transaction is consummated during the term of the agreement or within 12 months after the term if such transaction is with a party introduced to Nova or contacted by TimeCapital during the term, TimeCapital will receive a cash placement fee of 10% of the money raised and warrants to purchase Common Stock equal to 5% of the shares of Common Stock sold in the private placement. The warrants will have an exercise price of $2.00 per share and will expire 5 years from the closing of the placement.
  The Company also agreed to pay TimeCapital's reasonable expenses in an amount not to exceed $10,000. The Placement Agreement expires 91 days after Nova notifies TimeCapital that it has at least 500,000 shares of Common Stock available for placement pursuant to the Agreement.

       Also in April 1996, the Company entered into an agreement with TimeCapital which, as amended, provides for it to act as the Company's exclusive agent for a period of one year from July 15, 1996 to assist in arranging for one or more qualified broker-dealers to serve as the underwriter(s) on behalf of the Company in a public offering of Common Stock anticipated to produce gross proceeds in the $5-$10 million range. If a transaction is consummated during the term or within 18 months after the term if such transaction is with a party introduced to Nova or contacted by TimeCapital during the term, TimeCapital will receive a fee of 10% of the gross proceeds. Such fee is payable in cash or Common Stock (valued at market if such shares are registered or 75% of market if unregistered) or in any combination thereof as determined by TimeCapital. The Company also agreed to pay TimeCapital's reasonable expenses in an amount not to exceed $10,000.
  Nova has the right to terminate this agreement by paying TimeCapital $100,000 in cash and issuing to it 150,000 shares of Common Stock with a deemed value of $1.00 per share. If such shares are not registered, then TimeCapital shall have piggyback registration rights.

       On January 24, 1996, the Company entered into a Distributorship Agreement with JCM Capital Corporation giving JCM Capital the exclusive right to distribute Nova's products in the State of New York. Other terms and conditions are similar to the Company's other distributorship agreements. On such date, the

  Company and JCM Capital also entered into an agreement providing JCM Capital with a nine month option to enter into a distributorship agreement for the States of Ohio, California, Arizona and Georgia on terms substantially similar to other current distribution agreements. In September 1995, the Company sold 450,450 shares of Common Stock to JCM Capital at a cash price of $1.11 per share as part of the private placement that constituted part of the 1995 Financing.

       On May 23, 1994, the Company signed an employment agreement with Stephen Fisher and retained him as a Senior Vice President. See "Executive Compensation - Employment Agreements." Prior thereto, Mr. Fisher was the President of Aztech Corporation ("Aztech"). Aztech was engaged by the Company for the period April 27, 1992 through May 22, 1994 as a consultant for the Company to assist it in developing a marketing plan, drafting a business plan and raising capital. For its services, Aztech was paid the sum of $3,000 per month plus 1,000 shares of the Company's Common Stock per month.

       On June 14, 1996 and as of June 18, 1996, respectively, the Company entered into an employment agreement with Douglas Drew and a new employment agreement with Paul DiMatteo. See "Executive Compensation - Employment Agreements."

       In May, 1994, in connection with the cancellation of certain stock options, the Company issued to Charles Chubb a warrant to purchase 172,599 shares of Common Stock at $2.75 per share, expiring December 31, 1999.

       In September 1995, the Company issued to Samuel N. Paul a warrant to purchase 30,000 shares of Common Stock at $2.61 per share, expiring September 4, 2002 for financial consulting.

       In June 1995, Paul DiMatteo, and Charles Chubb, executive officers of the Company and Jay Haft, a director of the Company, were issued seven-year warrants to purchase 180,000, 120,000, and 6,667 shares, respectively, of Common Stock at $2.75 per share.

       Pursuant to his employment agreement, in May 1994, the Company issued to Stephen Fisher, an executive officer and director, an option pursuant to its ISO Plan to purchase 150,000 shares of Common Stock at $2.75 per share, expiring May 23, 2004.

       Pursuant to his employment agreement which became effective in September 1995, the Company issued to Samuel N. Paul, an executive officer and director an option pursuant to its 1994 Stock Option Plan (the "Plan") to purchase 150,000 shares of Common Stock at $2.61 per share, expiring December 31, 2004.

       In October 1995, Jay Haft, a director of the Company, was granted an option pursuant to the Plan to purchase 10,000 shares of Common Stock at $3.13 per share through December 31, 2002.

       The following directors were issued the following options to purchase Common Stock pursuant to the Company's GSO Plan:

DIRECTOR            DATE OF GRANT  # OF SHARES  PRICE   EXPIRATION DATE
- --------            -------------  -----------  -----  ------------------

  Jay Haft          12/06/91         6,667      $3.37  December 31, 1999*
                    05/23/94         5,333      $2.75  December 31, 1999
  Robert Segnini    12/06/91         6,667      $3.37  December 31, 1999*
                    05/23/94         5,333      $2.75  December 31, 1999
  Arlindo Jorge     12/06/91         6,667      $3.37  December 31, 1999*
                    05/23/94         5,333      $2.75  December 31, 1999

            * Extended from December 31, 1995 in June 1994.

       On April 18, 1996, the Board of Directors of the Company authorized the issuance to each of Jay Haft, Robert Segnini, Arlindo Jorge and Charles Chubb a warrant to purchase 20,000 shares of Common Stock at

  $2.75 per share, expiring April 18, 2003.

       Vivax leases its New Hampshire facility from the Drew Family Trust, the settlors of which are Douglas and Donna Drew, the owners of all of the outstanding stock of Comed prior to its acquisition by Nova. See "Description of Property."

  Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS
           --------

  EXHIBIT
  NUMBER         DESCRIPTION
  ------         -----------

  3.1            Certificate of Incorporation, as amended(1)

  3.2            By-Laws(1)

  4.1            See Exhibit 3.1 and 3.2

  4.2            Form of certificate evidencing shares of Common Stock(1)

  4.3            Form of certificate evidencing Redeemable Common Stock
                 Purchase Warrant(1)

  4.4 Form of Warrant Agreement between the Company and Euro-Atlantic Securities, Inc.(1)

  4.5 Form of Redeemable Warrant Agreement between the Company and American Stock Transfer & Trust Company as warrant agent(1)

  5              Opinion of Whitman Breed Abbott & Morgan(8)

  10.1           1985 General Stock Option Plan(1)*

  10.2           1985 Incentive Stock Option Plan(1)*

  10.3 Employment Agreement, dated as of June 18, 1996 between the Company and Paul DiMatteo(8)*

  10.4 Employment Agreement, dated February 22, 1985, and amendments thereto, between the Company and Charles Chubb(1)*

  10.5 Promissory Notes of the Company in the principal amounts of $40,000, $20,000, $20,000 $30,000 and $120,000, dated
                 December 18, 1987, December 31, 1987, April 29, 1988,
                 May 26, 1988 and June 15, 1989, respectively, and amendments thereto, payable to Paul DiMatteo and the related Security Agreement, dated June 15, 1989(1)

  10.6 Agreement and Restated Stock Purchase Agreement, dated December 31, 1986, between the Company, Transitions Two, Limited Partnership, Nadfa Ltd., Paul DiMatteo and Venture Capital Associates, Ltd(1)

  10.7 Lease Agreement, dated March 7, 1986, and amendments thereto, between the Company and First Island Partners, L.P. (the "Lease Agreement")(1)

  EXHIBIT
  NUMBER         DESCRIPTION
  ------         -----------

  10.8 Amendment to Lease Agreement, dated February 29, 1992, between the Company and First Island Partners, L.P.(3)

  10.9 Form of Warrant Agreement between the Company and various persons(1)

  10.10 Extension of Lease Agreement, dated May 5, 1992, between the Company and First Island Partners, L.P.(4)

  10.11 Extension of Lease Agreement, dated July 15, 1992, between the Company and First Island Partners, L.P.(4)

  10.12 Amendment of Lease Agreement, dated September 9, 1992, between the Company and First Island Partners, L.P.(4)

  10.13 Extension of Lease Agreement, dated March 23, 1993 between the Company and First Island Partners, L.P.(5)

  10.14 Amendment to Lease Agreement, dated June 25, 1993 between the Company and First Island Partners, L.P.(5)

  10.15 Promissory Notes of the Company in the principal amounts of $15,000, $15,000 and $5,000 dated October 19, 1993,
                 November 5, 1993 and November 23, 1993, respectively, payable to Charles Chubb and the related Security Agreements, dated October 19, 1993, November 5, 1993 and November 23, 1993(5)

  10.16 Promissory Notes of the Company in the principal amounts of $30,000, $30,000 and $10,000, dated October 19, 1993,
                 November 5, 1993 and November 23, 1993, respectively, payable to Paul DiMatteo and the related Security Agreements, dated October 19, 1993, November 5, 1993 and November 23, 1993(5)

  10.17          1994 Stock Option Plan(6)*

  10.18 Employment Agreement, dated May 23, 1994 between the Company and Stephen M. Fisher(6)*

  10.19          Amendment to Lease Agreement, dated January 13,
                 1994 between the Company and First Island Partners,
                 L.P.(6)

  10.20 Employment Agreement, dated August 10, 1995 between the Company and Samuel N. Paul(7)*

  10.21 Lease Agreement, dated August 25, 1995 between the Company and Industrial Builders & Realty Company together with amendments thereto dated September 5, 1995 and September 6, 1995(7)

  EXHIBIT
  NUMBER         DESCRIPTION
  ------         -----------

  10.22          Consulting and Related Agreements, dated
                 August 24, 1995 between the Company and
                 Merolla & Bogar, LLC(7)

  10.23 Distributorship Agreement, dated February 24, 1994 between the Company and James J. Brooksbank(7)

  10.24 Employment Agreement, dated June 14, 1996, between the Company and Douglas Drew(8)

  10.25 Distributorship Agreement, dated June 20, 1994, between the Company and Innovative Medical Systems, Inc.(7)

  10.26 Distributorship Agreement, dated January 24, 1995, between the Company and Advanced Therapeutics, Inc.(7)

  10.27 Distributorship Agreement, dated February 15, 1995, between the Company and Recovercare, Inc.(7)

  10.28 Distributorship Agreement, dated March 24, 1995, between the Company and Stat Medical, Inc.(7)

  10.29 Distributorship Agreement, dated March 17, 1995, between the Company and Concept Medical Corporation(7)

  10.30 Distributorship Agreement dated January 1, 1996, between the Company and JCM Capital Corp.(7)

  10.31 Agreement, dated August 24, 1995, between the Company and JCM Capital Corp. to enter into a distributorship agreement, together with an amendment thereto dated January 24, 1996(7)

  10.32          Agreement, dated November 1, 1994, between the
                 Company and Omni Manufacturing, Inc.(7)

  10.33 Financing Agreement, dated September 5, 1995, between the Company and Connecticut Innovations, Incorporated ("CII")(2)

  10.34          Senior Note, dated September 5, 1995, by the
                 Company in favor of CII(2)

  10.35 Security Agreement, dated September 5, 1995, between the Company and CII(2)

  10.36 Collateral Assignment and Grant of License, dated September 5, 1995, between the Company and CII(2)

  10.37 Stock Subscription Warrant, dated September 5, 1995, by the Company in favor of CII(2)

  EXHIBIT
  NUMBER         DESCRIPTION
  ------         -----------

  10.38 Warrant Put Agreement, dated September 5, 1995, between the Company and CII(2)

  10.39 Officers' Agreement, dated September 5, 1995, among the Company, CII, Paul DiMatteo, Stephen Fisher and Samuel Paul(2)

  10.40 Subordination Agreement, dated September 5, 1995, among the Company, CII, Paul DiMatteo and Charles Chubb(2)

  10.41 Loan Agreement, dated September 5, 1995, between the Company and People's Bank(2)

  10.42 Revolving Credit Note, dated September 5, 1995, by the Company in favor of People's Bank(2)

  10.43 Security Agreement, dated September 5, 1995, between the Company and People's Bank(2)

  10.44 Guarantee Agreement, dated September 5, 1995, between Connecticut Development Authority and
                 People's Bank and agreed to by the Company(2)

  10.45 Guaranty, dated September 5, 1995, by Paul DiMatteo for the benefit of Connecticut Development
                 Authority(2)

  10.46 Letter of Credit Agreement, dated September 5, 1995, among the Company, People's Bank and Advanced
                 Therapeutics Inc.(2)

  10.47 Letter of Credit Agreement, dated September 5, 1995, among the Company, People's Bank and Innovative
                 Medical Systems, Inc.(2)

  10.48 Letter of Credit Agreement, dated September 5, 1995, among the Company, People's Bank and Comed
                 Systems, Inc.(2)

  10.49 Letter of Credit Reimbursement, Warrant Grant and Security Agreement, dated September 5, 1995, between the Company and Advanced Therapeutics, Inc.(2)

  10.50 Letter of Credit Reimbursement, Warrant Grant and Security Agreement, dated September 5, 1995, between the Company and Innovative Medical Systems, Inc.(2)

  10.51 Letter of Credit Reimbursement, Warrant Grant and Security Agreement, dated September 5, 1995, between the Company and Comed Systems, Inc.(2)

  EXHIBIT
  NUMBER         DESCRIPTION
  ------         -----------

  10.52 Loan Agreement, dated September 5, 1995, between the Company and Connecticut Development Authority(2)

  10.53 Promissory Note, dated September 5, 1995, by the Company in favor of Connecticut Development Authority(2)

  10.54 Security Agreement, dated September 5, 1995, between the Company and Connecticut Development Authority(2)

  10.55 Stock Subscription Warrant, dated September 5, 1995, between the Company and Connecticut Development
                 Authority(2)

  10.56 Assistance Agreement, approved November 30, 1995, between the Company and the State of Connecticut, acting by the Department of Economic and Community Development(2)

  10.57 Promissory Note, dated October 6, 1995, by the Company in favor of the State of Connecticut, acting by the Department of Economic and Community Development(2)

  10.58 Intercreditor and Subordination Agreement, dated September 5, 1995, among the Company, People's Bank, CII, Connecticut Development Authority, Comed Systems, Inc., Innovative Medical Systems, Inc., Advanced Therapeutics, Inc., Charles
                 F. Chubb and Paul DiMatteo(7)

  10.59 Intercreditor Agreement, dated November __, 1995, among the Company, People's Bank, CII and Department of Economic and Community Development(7)

  10.60 Stock Put and Call Agreement, dated September 5, 1995, between the Company and Innovative Medical Systems, Inc.(7)

  10.61 Stock Put and Call Agreement, dated September 5, 1995, between the Company and Advanced Therapeutic, Inc.(7)

  10.62 Agreement dated August 25, 1995, between the Company and TimeCapital Securities Corporation(9)

  10.63 Amendment No. 1 to Loan Agreement, dated as of December 31, 1995, between the Company and People's Bank(9)

  10.64 Amendment No. 2 to Loan Agreement, dated as of April __, 1996, between the Company and People's Bank(9)

  10.65 Agreement, dated April 26, 1996, between the Company and TimeCapital Securities Corporation(9)

  10.66          Amendment to Distributorship Agreement,
                 effective as of October 17, 1995, between the Company and Innovative Medical Systems, Inc.(9)

  EXHIBIT
  NUMBER         DESCRIPTION
  ------         -----------

  10.67 Amendment to Distributorship Agreement, effective as of October 17, 1995, between the Company and Concept Medical Corporation(9)

  10.68 Amendment to Distributorship Agreement, effective as of October 17, 1995, between the Company and Advanced Therapeutics Inc.(9)

  10.69 Amendment to Distributorship Agreement, effective as of October 17, 1995, between the Company and Recovercare, Inc.(9)

  10.70 Amendment to Distributorship Agreement, effective as of October 17, 1995, between the Company and Stat Medical, Inc.(9)

  10.71 Amendment to Distributorship Agreement, dated as of May 6, 1996, between the Company and JCM Capital Corp.(9)

  10.72 Consent and Subordination Agreement, dated as of March 26, 1996, among the Company, Charles F. Chubb, Paul DiMatteo and People's Bank(9)

  10.73 Stock Purchase Agreement, dated as of May 31, 1996, among the Company, Vivax, Douglas Drew and Donna Drew(8)

  10.74 Non-Competition Agreement, dated as of June 14, 1996, between the Company and Douglas Drew(8)

  10.75 Agreement dated June 28, 1996, between the Company and TimeCapital Securities Corporation(9)

  10.76 Loan and Security Agreement dated July 15, 1996, between the Company and Northern Associates, L.P.(9)

  10.77 Promissory Note dated July 15, 1996 by the Company in favor of Northern Associates, L.P.(9)

  10.78 Letter Agreement dated July 15, 1996 between the Company and TimeCapital Securities Corporation(9)

      _______________________________________
  (1) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-42880).
  (2) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-KSB dated December 27, 1995.
  (3) Incorporated by reference to the exhibits to the Company's fiscal 1991 Form 10-K.
  (4) Incorporated by reference to the exhibits to the Company's fiscal 1992 Form 10-KSB.
  (5) Incorporated by reference to the exhibits to the Company's fiscal 1993 Form 10-KSB.
  (6) Incorporated by reference to the exhibits to the Company's fiscal 1994 Form 10-KSB.
  (7) Incorporated by reference to the exhibits to the Company's fiscal 1995 Form 10-KSB.
  (8) Incorporated by reference to the exhibits to the Company's Form 8-KSB filed June 27, 1996.

  (9) Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 (File No. 333-364).
  * Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Form 10-KSB.


      (b) REPORTS ON FORM 8-K
          -------------------

      Form 8-K dated December 27, 1995.

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NOVA TECHNOLOGIES, INC.

                                By:      /s/ Stephen M. Fisher
                                    -------------------------------------------
                                    Stephen M. Fisher
                                    President

                                Date: August 1, 1996
                                      -----------------------------------------

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURES                  CAPACITY                            DATE
      ----------                  --------                            ----

/s/ Paul DiMatteo        Chairman of the Board                   August 1, 1996
- -----------------------
Paul DiMatteo

/s/ Charles F. Chubb     Senior Vice President,                  August 1, 1996
- -----------------------  Secretary and Director
Charles F. Chubb

/s/ Stephen M. Fisher    President, Chief Executive              August 1, 1996
- -----------------------  Officer, Treasurer,
Stephen M. Fisher        Assistant
                         Secretary and Director
                         (Principal Executive
                         Officer and Principal
                         Financial Officer)

/s/ Harold J. Lash       Controller                              August 1, 1996
- -----------------------  (Principal Accounting
Harold J. Lash           Officer)

/s/ Samuel N. Paul       Senior Vice President                   August 1, 1996
- -----------------------  and Director
Samuel N. Paul

/s/ Douglas Drew         Senior Vice President                   August 1, 1996
- -----------------------  and Director
Douglas Drew

______________________   Director                                August 1, 1996
Arlindo Jorge

______________________   Director                                August 1, 1996
Robert Segnini