Form 10QSB/A
period 1996-03-31
NOVA TECHNOLOGIES INC /DE
filed 1996-08-05
CIK 776171

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-QSB/A1

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

COMMISSION FILE NUMBER     33-42880
                       ----------------

                            NOVA TECHNOLOGIES, INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Delaware                               11-2674603
    -------------------------------      ---------------------------------
    (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)

               89 Cabot Court, Unit L, Hauppauge, New York 11788
    ----------------------------------------------------------------------
                   (Address of principal executive offices)

                                (516) 434-8811
             -----------------------------------------------------
                          (Issuer's telephone number)

                                Not Applicable
             -----------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $.01 par value - 6,411,183 shares outstanding as of July 31, 1996.

Transitional Small Business Disclosure Format: Yes      No X
                                                   ----   ----

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
- -----------------------------

        NOVA TECHNOLOGIES, INC.
        CONDENSED BALANCE SHEETS
              (Unaudited)
                                             March 31,      December 31,
                                               1996             1995
                                          --------------   ---------------
          ASSETS

Current assets:
     Cash and cash equivalents..........     $   273,954       $   485,819
     Inventories........................         483,365           332,995
     Accounts receivable................         114,519            45,155
     Prepaid expenses and other current
      assets............................          48,296            71,185
                                             -----------       -----------
        Total current assets............         920,134           935,154
Restricted cash.........................         190,000           100,000
Subscription receivable.................                            90,000
Equipment and leasehold improvements
 (net of accumulated depreciation and
 amortization of $226,670 in 1996 and
 $226,576 in 1995)......................         129,268           136,256
Deposits and other assets...............         121,594            64,931
Deferred financing costs................          62,412            69,852
                                             -----------       -----------
        TOTAL...........................     $ 1,423,408       $ 1,396,193
                                             ===========       ===========
          LIABILITIES

Current liabilities:
     Accounts payable and accrued
      expenses..........................     $   273,486       $   277,430
      Customer prepayments..............          18,909            18,909
     Deferred officers' compensation
       (including accrued interest of
       $684 in 1995)....................                            86,767
     Notes payable-officers.............         115,750
                                             -----------       -----------
        Total current liabilities.......         408,145           383,106

Note payable-other (net of deferred
 debt discount of $74,776 in 1996 and
 $15,111 in 1995)......................          435,687            88,102
Note payable-officers (including
 accrued interest of $23,582 in 1996
 and $15,779 in
      1995).............................         182,832           290,779
Deferred officers' compensation
 (including accrued interest of $2,086
 in 1996)...............................         134,168
Other liabilities.......................          15,250
Grant award.............................          50,000            50,000
                                             -----------       -----------
        Total liabilities...............       1,226,082           811,987
                                             -----------       -----------
          STOCKHOLDERS' EQUITY

Common stock - $.01 par value;
 14,000,000 shares authorized;
 5,798,483 and 5,791,083 shares
 issued and outstanding,
 respectively...........................          57,985            57,911
Additional paid-in capital..............       9,918,608         9,847,887
Deficit.................................      (9,779,267)       (9,321,592)
                                             -----------       -----------
        Total stockholders' equity......         197,326           584,206
                                             -----------       -----------
        TOTAL                                $ 1,423,408       $ 1,396,193
                                             ===========       ===========

                  The attached notes are made a part hereof.

         NOVA TECHNOLOGIES, INC.
         CONDENSED STATEMENTS OF OPERATIONS
              (Unaudited)

                                                     Three months ended
                                                          March 31,
                                                   ----------   ----------
                                                      1996         1995 *
                                                   ----------   ----------
Net sales...............................           $   82,553   $  119,882
Cost of sales...........................              302,706      171,229
                                                   ----------   ----------
Gross (loss)............................             (220,153)     (51,347)
                                                   ----------   ----------
Research and development expense........               81,619       67,286
General, administrative, marketing
  and consulting expenses...............              152,126      126,189
                                                   ----------   ----------
Total expenses..........................             (233,745)    (193,475)
                                                   ----------   ----------
(Loss) from operations..................             (453,898)    (244,822)
Interest and other income...............               24,054        1,530
Interest expense........................              (27,831)        (554)
                                                   ----------   ----------
NET LOSS................................            ($457,675)   ($243,846)
                                                   ==========   ==========
Net loss per share......................               ($0.08)      ($0.06)
                                                   ==========   ==========
Weighted average number of common
  shares used in computing loss
  per share.............................            5,796,016    4,355,533
                                                   ==========   ==========

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

* As Adjusted

                            NOVA TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 1996

                                  (UNAUDITED)

(NOTE A):
- ---------
      The accompanying unaudited financial statements contained in the Form 10-QSB/A-1 represent condensed financial data and, therefore, do not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote disclosure was included in the Company's Form 10-KSB/A-1 for the year ended December 31, 1995. The condensed financial data included herein should be read in conjunction with the Form 10-KSB/A-1. The December 31, 1995 balance sheet has been derived from the audited financial statements included in the Company's 1995 Form 10-KSB/A-1.

(NOTE B):
- ---------
     (1) In management's opinion, all necessary adjustments (consisting only of normal recurring adjustments) have been made in order to present fairly the results for the interim periods.

     (2) The results of operations for three months ended March 31, 1996 are not necessarily indicative of the results of operations for the year ending December 31, 1996.

     (3) From inception through December 31, 1994, the Company reported results as a development stage enterprise. Since January 1, 1995, the Company is no longer classified as a development stage enterprise.

(NOTE C):
- ---------
      Net loss per share is based on the weighted average number of shares outstanding during each period. No effect has been given to outstanding options and warrants as the effect would be antidilutive.

(NOTE D):
- ---------
      Inventories are stated at the lower of cost (first-in, first-out) or market.

(NOTE E):
- ---------
       In September 1995, pursuant to a series of interdependent transactions, the Company sold 900,901 shares of its common stock for an aggregate of $1,000,000 in a private placement, received a grant commitment from the city of Bristol, Connecticut of up to $100,000 and received loan commitments to borrow in the aggregate of up to $2,050,000 from a bank and various agencies and public authorities of the state of Connecticut in connection with moving its manufacturing facilities to Bristol, Connecticut. The loan commitments are as follows:

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

(NOTE F):
- ---------
     At March 31, 1996 the notes payable to officers, as amended, bear interest at 11% and 12% per annum. The

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

(NOTE G):
- ---------
     Two officers have agreed to defer until April 1, 1997 payment of salaries due them aggregating $16,332. Two officers have agreed to defer until April 1, 1997 payment of interest on deferred compensation due them aggregating $2,086. Three directors have agreed to defer payment of accrued director's fees until April 1, 1997 aggregating $15,250.

(NOTE H):
- ---------
     In the beginning of May 1996, the Company borrowed $200,000 under its revolving line of credit.

(NOTE I):
- ---------
     On May 31, 1996, the Company, through a wholly-owned acquisition Corporation, acquired all of the outstanding capital stock of Comed Systems, Inc. ("Comed") in exchange for the issuance of 600,000 shares of its common stock, and two $750,000 promissory notes. The notes, which bear interest at 8% per annum, are guaranteed by the Company. The first note is due in June 1997 and the second note is due on January 1, 2001 subject to quarterly prepayment installments commencing December 31, 1997. Such installments are equal to the lesser of $37,500 or 25 percent of Comed's operating income (as defined).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     In the quarter ended March 31, 1996 the Company's cost of sales exceeded its sales and the Company sustained a gross loss of $220,000 compared to a gross loss of $51,000 in the quarter ended March 31, 1995. In September 1995, the Company opened its new 28,000 square foot manufacturing facility in conjunction with the completion of an equity and debt financing package (the "1995 Financing"). The new manufacturing facility was necessary to enable the Company to meet its manufacturing requirements and sales objectives despite the Company's new policy of subcontracting the manufacture of more of the components that go into a Novabed(R). Manufacturing overhead in the first quarter increased $135,000 from $91,000 in 1995 to $226,000 in 1996. Initially, production levels at the new facility have not been high enough to absorb the additional manufacturing overhead incurred in the new facility. As production and sales levels increase the Company expects gross losses to diminish and thereafter rising gross profits, although no assurance can be given that the Company will be able to achieve such satisfactory production and sales levels.

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

     The Company's agreements with its distributors generally provide for a fixed purchase price for Novabeds(R) for an initial period that expires June 30, 1997. The Company's agreement with one of its distributors provides for a fixed price through December 31, 1998. If inflation, component parts pricing or other conditions result in an increase in the cost of producing Novabeds(R), the Company will not be able to pass along such increased costs to its distributors. The Company does not expect that these fixed price provisions will have a material impact on the Company.

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

     The Company's loan agreement with People's Bank requires that the Company satisfy at the end of each quarter certain financial covenants as set forth below:

                                   END OF EACH QUARTER DURING    END OF EACH QUARTER DURING THE
                                   THE PERIOD ENDING SEPTEMBER   PERIOD COMMENCING OCTOBER 1,
                                   30, 1996                      1996 AND THEREAFTER
                                   ---------------------------   ------------------------------
Minimum Working Capital                    $   500,000                   $   700,000
Minimum Current Ratio                      1.50 to 1.00                  1.75 to 1.00

Minimum Capital Funds                      $   700,000                   $ 1,300,000
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

                            NOVA TECHNOLOGIES, INC.



August 1, 1996         By:/s/ Stephen M. Fisher
                          ------------------------------------
                                 Stephen M. Fisher
                                 President and
                                 Principal Financial
                                 Officer


August 1, 1996         By:/s/ Harold J. Lash
                          ---------------------------------------
                                 Harold J. Lash
                                 Controller and Principal
                                 Accounting Officer