Form 10QSB
period 1996-06-30
NOVA TECHNOLOGIES INC /DE
filed 1996-08-19
CIK 776171

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996
                                    -------------  ------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________to ___________

     Commission file number              33-42880
                            --------------------------------

                            NOVA TECHNOLOGIES, INC.
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                   11-2674603
- -------------------------------         ----------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

               89 Cabot Court, Unit L, Hauppauge, New York 11788
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (516) 434-8811
- --------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

     Common Stock, $.01 par value - 6,411,183 shares outstanding as of August 1, 1996.

Transitional Small Business Disclosure Format: Yes      No X
                                                  ----    ----

                PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
- -----------------------------
              NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS

                          (Unaudited)                               June 30, 1996  December 31, 1995
                                                                    -------------  -----------------
                             ASSETS
Current assets:
  Cash and cash equivalents...............................          $    242,063       $   485,819
  Inventories.............................................               685,370           332,995
  Accounts receivable.....................................               502,757            45,155
  Prepaid expenses and other current assets...............                53,125            71,185
                                                                    ------------       -----------
   Total current assets...................................             1,483,315           935,154

Restricted cash...........................................               209,500            100,000
Subscription receivable...................................                                   90,000
Rental equipment (net of accumulated depreciation of
 $8,063 in 1996)..........................................               378,937
Equipment and leasehold improvements (net of accumulated
 depreciation and amortization of $245,954 in 1996
 and $226,576 in 1995)....................................               216,392            136,256
Deposits and other assets.................................               152,197             64,931
Deferred financing costs..................................                63,575             69,852
Goodwill..................................................             2,048,364
                                                                    ------------        -----------
   TOTAL..................................................          $  4,552,280       $  1,396,193
                                                                    ============        ===========

   LIABILITIES
Current liabilities:
  Accounts payable, prepayments and accrued
   expenses...............................................          $    409,143       $    296,339
  Income taxes payable....................................               162,000
  Notes payable-bank (including accrued interest of
   $2,100 in 1996)........................................               252,100
  Deferred officers' compensation (including accrued
   interest of $684 in 1995)..............................                                   86,767
  Notes payable-officer...................................                30,000
                                                                      -----------        -----------

   Total current liabilities..............................               853,243            383,106

Note payable-other (including accrued interest of $29,283
  and $3,210 and net of deferred debt discount of
  $109,113 and $15,111 in 1996 and 1995, respectively)                 2,170,171             88,102
Note payable-officers (including accrued interest of
  $28,554 in 1996 and $15,779 in
   1995)..................................................               157,804            290,779
Deferred officers' compensation (including accrued
  interest of $4,388 in 1996).............................               166,470
Grant award and other
 liabilities.............................................
                                                                          89,374             50,000
                                                                     ------------        -----------
   Total liabilities......................................             3,437,062            811,987
                                                                     ------------        -----------

   STOCKHOLDERS' EQUITY
Common stock - $.01 par value; 14,000,000 shares
 authorized; 6,411,183 and 5,791,083 shares issued
 and outstanding, respectively............................                64,112             57,911
Additional paid-in capital................................            11,171,698          9,847,887
Deficit...................................................           (10,120,592)        (9,321,592)
                                                                     ------------        -----------
   Total stockholders' equity.............................              1,115,218            584,206
                                                                     ------------        -----------
   TOTAL..................................................           $  4,552,280        $ 1,396,193
                                                                     ============        ===========

    The attached notes are made a part hereof.

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Three months ended         Six months ended
                                                                      June 30,                   June 30,
                                                               -------------------------------------------------
                                                                    1996       1995 *       1996        1995 *
                                                               ------------ ------------ ----------- -----------
Net sales....................................................  $ 380,327  $  27,661      $462,880      $147,543
Cost of sales................................................    406,883    104,228       709,589       275,457
                                                               -------------------------------------------------
Gross (loss).................................................    (26,556)   (76,567)     (246,709)     (127,914)
                                                               -------------------------------------------------

Research and development expenses............................     84,549     59,949       166,168       127,235
General, administrative, marketing
  and consulting expenses....................................    194,659    113,781       346,785       239,970
                                                               ------------ ------------ ----------- -----------
Total expenses...............................................   (279,208)  (173,730)     (512,953)     (367,205)
                                                               -------------------------------------------------
(Loss) from operations.......................................   (305,764)  (250,297)     (759,662)     (495,119)

Interest and other income....................................      8,069        982        32,123         2,512
Interest expense.............................................    (43,630)      (554)      (71,461)       (1,108)
                                                               ------------ ------------ ----------- -----------

NET LOSS.....................................................  ($341,325) ($249,869)    ($799,000)    ($493,715)
                                                               ========================= =========== ===========

Net loss per share...........................................     ($0.06)    ($0.06)       ($0.14)       ($0.11)
                                                                   ======     ======        ======        ======
Weighted average number of common
  shares used in computing loss
  per share..................................................  5,803,616  4,480,617     5,799,816     4,418,076
                                                               ========================= =========== ===========


         The attached notes are made a part hereof.

* As Adjusted

    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
          STATEMENTS OF CASH FLOWS


                (Unaudited)                                                      Six months ended
                                                                                     June 30,
                                                                           -----------------------------
                                                                               1996             1995 *
                                                                           -------------    ------------
Cash flows from operating activities:
 Net loss................................................................    ($799,000)       ($493,715)
 Adjustments to reconcile net loss to net cash
   (used in) operating activities:
  Depreciation and amortization..........................................       60,156           41,852
  Value assigned to warrants given to employees..........................                        17,982
  Common stock issued for professional services rendered.................       11,211
  Changes in operating assets and liabilities:
   (Increase) in inventories.............................................     (151,077)         (20,657)
   (Increase) in accounts receivable, prepaid expenses
    and other assets.....................................................     (286,161)          (1,954)
   (Increase) in restricted cash.........................................     (109,500)
   Decrease in subscription receivable...................................       90,000
   Increase (decrease) in accounts payable and accrued
    expenses.............................................................       15,649           (6,513)
   Increase in deferred officers' compensation...........................       75,999           76,500
   Increase in accrued interest payable..................................       44,649
                                                                           ---------------------------------
     Net cash (used in) operating activities.............................   (1,048,074)        (386,505)
                                                                           ---------------------------------
Cash flows from investing activities:
 Purchase of equipment and capitalized tooling costs.....................      (11,808)         (27,296)
 Cash acquired with acquisition of company...............................       30,771
 Costs incurred with acquisition of company..............................      (16,895)
                                                                           ---------------------------------
     Net cash provided by (used in) investing activities.................        2,068          (27,296)
                                                                           ---------------------------------
Cash flows from financing activities:
 Proceeds from notes payable.............................................      900,000
 Proceeds from sale of common stock......................................       20,000          259,851
 Issuance costs incurred in sale of common stock.........................       (2,000)         (24,535)
 Proceeds from exercise of warrants......................................                        99,565
 Repayment of notes payable-officers.....................................     (115,750)
                                                                           ---------------------------------
     Net cash provided by financing activities...........................      802,250          334,881
                                                                           ---------------------------------
(DECREASE) IN CASH AND CASH EQUIVALENTS..................................     (243,756)         (78,920)
Cash and cash equivalents at beginning of period.........................      485,819          102,245
                                                                           ---------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................     $242,063          $23,325
                                                                           =================================
Supplemental disclosure of cash flow information:
   Forgiveness of debt owed to officers..................................                    $  762,852
   Value of warrants given in connection with financing..................     $100,800
   Issuance of stock for acquisition of company..........................    1,200,000
   Issuance of debt for acquisition of company...........................    1,500,000


        The attached notes are made a part hereof.
* As Adjusted

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 1996

                                  (UNAUDITED)

(NOTE A):
- ---------

        (1) The accompanying unaudited financial statements contained in the Form 10-QSB represent condensed consolidated financial data and, therefore, do not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote disclosure was included in the Company's Form 10-KSB/A-1 for the year ended December 31, 1995. The condensed financial data included herein should be read in conjunction with the Form 10-KSB/A-1. The December 31, 1995 balance sheet has been derived from the audited financial statements included in the Company's 1995 Form 10-KSB/A-1.

        (2) The consolidated statements include the accounts of Nova Technologies, Inc. and its wholly-owned subsidiary, Vivax Medical Corp. All significant intercompany transactions and accounts have been eliminated in consolidation.

(NOTE B):
- ---------

        (1) In management's opinion, all necessary adjustments (consisting only of normal recurring adjustments) have been made in order to present fairly the results for the interim periods.

        (2) The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results of operations for the year ending December 31, 1996.

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

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 1996

                                  (UNAUDITED)

     (a) The Company entered into a financing agreement with Connecticut Innovations, Incorporated ("CII") to borrow up to $750,000 in four stages based on the achievement of certain milestones at an interest rate of 10% per annum. Interest only is payable semi-annually commencing on the earlier of (i) September 5, 1998 or (ii) the date the Company declares any dividends or repurchases any of its outstanding stock. Principal is due on September 5, 2001, collateralized by the assets of the Company, including patents, which security interest except for patents, is subordinated to the security interest of the Company's lending bank. As of June 30, 1996, the Company has borrowed the full amount available under this facility. The Company granted CII a warrant to purchase 300,000 shares of common stock at an exercise price of $1.11 per share, expiring on September 1, 2001. The warrant became exercisable on a pro rata basis, as the Company achieved its milestones and made additional borrowings under the facility. As of June 30, 1996, all 300,000 of such warrants are exercisable and have been valued at $116,800.

     (b) The Company entered into a loan agreement with People's Bank ("Peoples") providing for a $1,000,000 revolving credit facility expiring on September 5, 1997 at an interest rate of prime plus 1 1/2%. Borrowings available under the facility are limited to 80% of eligible accounts receivable and 50% of eligible inventory and are collateralized by the Company's accounts receivable and inventory. At June 30, 1996 the Company had borrowed $250,000 under this loan agreement.

     The facility contains restrictive covenants that limit capital expenditures and other financial and ratio requirements with respect to working capital, equity and unsubordinated debt. The facility restricts the payment of dividends and also requires funds to be held in escrow as a Debt Service Reserve, as defined in the agreement.

     The Connecticut Development Authority ("CDA") has guaranteed repayment of 40% of the outstanding balance of the loan with Peoples. The Company's chairman of the board has guaranteed repayment of 20% (up to $80,000) of any amounts paid by CDA to Peoples under their guarantee. In addition, three of the Company's product distributors (the "LOC Corporations") each agreed to provide an irrevocable letter of credit in the amount of $200,000 for an aggregate of $600,000, which letters of credit can be drawn down upon the failure of the Company to make when due any payment to Peoples. In exchange for issuing these letters of credit, the Company issued each of the LOC Corporations a warrant to purchase up to 20,000 shares (60,000 in the aggregate) of the Company's common stock at an exercise price of $2.50

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 1996

                                  (UNAUDITED)

per share. Comed (now Vivax), an LOC Corporation, subsequently distributed the warrant it received to its two former shareholders after Comed was purchased by the Company.

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

     (c) The Company entered into a loan agreement with CDA providing for a line of credit of up to $100,000 until September 4, 1996 for 80% of the purchase price of new or used equipment, bearing interest at the rate of 7.94%. The loan is repayable in 48 equal monthly installments commencing October 1, 1998 and is collateralized by all the equipment purchased with the proceeds. The Company granted CDA warrants to purchase 45,000 shares of common stock at an exercise price of $2.50 per share. At June 30, 1996 no borrowings were made under this loan agreement.

     (d) The Company entered into an Assistance Agreement, which was approved November 30, 1995 with the Department of Economic and Community Development ("DECD"), providing for a loan to the Company in an amount not to exceed $200,000 for funding the relocation of the Company's factory (as defined therein) at an interest rate of 5% per annum. The principal and interest of the loan is due in 84 equal monthly payments commencing on the third anniversary of the advancement date, and is collateralized by certain machinery and equipment. At June 30, 1996 no borrowings were made under the Assistance Agreement.

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

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 1996

                                  (UNAUDITED)

(NOTE F):
- ---------
     At June 30, 1996 the following loans are outstanding:
     (a)  Notes Payable-Peoples           $  250,000
     (b)  Notes Payable-Officer              159,250
     (c)  Notes Payable-Other              1,500,000
     (d)  Notes Payable-CII                  750,000
                                          ----------
               Total Notes Payable         2,659,250
          Current Portion                    280,000
                                          ----------
               Long-term Portion          $2,379,250
                                          ==========
     (a) revolving credit loan maturing September 5, 1997: interest at prime plus 1 1/2%.

     (b) interest at 11% per annum; $30,000 payable on demand; $129,250 payable July 1, 1997 and subordinated to the borrowings under the Peoples and CII loan facilities. Two officers received permission from Peoples and CII to substitute deferred compensation aggregating $145,750 due them for an equal amount of subordinated notes payable. Payments aggregating $115,750 in April 1996 and $30,000 in July 1996 were made to the officers reducing the amount owed to them under the notes payable.

     (c) comprised of a $750,000 promissory note maturing on July 1, 1997 and a $750,000 promissory note payable over three years, commencing in 1998, with principal installments dependant on future operating results of an acquired business; both notes bear interest at 8% per annum and are secured by certain inventory, equipment and technology.

     (d) matures on September 5, 2001, with interest payable semi-annually at 10% per annum commencing on September 5, 1998.

(NOTE G):
- ---------

     Three officers have agreed to defer until July 1, 1997, payment of salaries due them aggregating $162,082 and payment of interest on deferred compensation due them aggregating $4,388. Deferred salaries of two officers, aggregating $145,750 are subordinated to borrowings under Peoples and CII loan facilities. Three directors have agreed to defer payment of accrued director's fees until July 1, 1997 aggregating $16,250.

(NOTE H):
- ---------

     On June 14, 1996 the Company, through a wholly-owned acquisition corporation, acquired all of the outstanding capital stock of Comed Systems, Inc., ("Comed") in exchange for 600,000 shares of its common stock and two $750,000 promissory notes. The notes, which bear interest at 8% per annum, are guaranteed by the Company. The first note is due in July 1997 and the second note is due on January 1, 2001 subject to quarterly prepayment installments commencing December 31, 1997. Such installments are equal to the lesser of $37,500 or 25

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 1996

                                  (UNAUDITED)

percent of Comed's operating income (as defined). The transaction was accounted for as a purchase; therefore the results of operations for Comed were included in the accompanying financial statements since the date of acquisition. The cost of the acquisition has been allocated to the fair market value of the assets acquired and liabilities assumed and resulted in goodwill of approximately $2,000,000.

(NOTE I):
- ---------

     On July 15, 1996 the Company borrowed $250,000 under a Promissory Note due October 14, 1996 with interest at 10% per annum. The loan is secured by 250,000 shares of the Company's unregistered common stock.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     The Company, from its inception on January 23, 1984 through the fiscal year ended December 31, 1994 had been engaged primarily in research and development of its NOVABED(R) Patient Transfer System and in raising capital to design and develop a marketable product. The Company had been classified as a development stage enterprise since substantially all of its efforts were devoted to research and development and to establishing a new business and there were no significant revenues. In 1994, the Company began taking orders for Novabed units and in June 1994, the Company shipped the first order of Novabed units since its inception and recorded sales of $233,000 in the year ended December 31, 1994 and sales of $220,000 in the year ended December 31, 1995.

     Since January 1, 1995, the Company is no longer classified as a development stage enterprise. As of July 1, 1996 it had entered into seven distributorship agreements providing for the sale and shipment of Novabeds to each distributor and the granting of an exclusive sales territory to each distributor.

     In 1994, the three distributors then under contract with the Company ordered and were shipped an aggregate of 20 Novabeds which exceeded their aggregate minimum purchase requirements by 5 units. In 1995, the Company sold and shipped 13 Novabeds and 8 wheelchairs to six of its distributors, most of which were shipped in the first quarter. This sales decrease resulted from the Company's lack of sufficient working capital and the Company's focus on arranging, negotiating and consummating the 1995 Financing and relocating its assembly operations from New York to Connecticut. As a result, in 1995 the Company was unable to produce sufficient product to satisfy its distributors' minimum purchase requirements. The Company and the two distributors who were unable to receive their minimum purchase requirements in 1995 agreed to extend the period for selling and purchasing the minimum requirements for 1995 and thereafter by one year.

     In 1995, the Company decided to alter the way Novabeds were produced. Through the first quarter of 1995, the Company produced a number of the components of the Novabed in-house. The Company is now subcontracting all of this work, primarily to subcontractors in Connecticut, and is conducting assembly operations. As a result, the Company will be able to produce Novabeds with less capital for tooling and equipment. The Connecticut Presence Requirement contained in several of the Company's financing agreements requires that the Company conduct a majority of its operations in Connecticut. Only the Company's agreement with Connecticut Innovations, Inc. ("CII") also require that the Company conduct a majority of its subcontracting operations in Connecticut. However, the CII agreements provide for an exception in the event no Connecticut subcontractor is able to produce the products or provide the services on commercially reasonable terms. Accordingly, the Company's subcontracts must be fulfilled in Connecticut or pursuant to such exception. The Company does not believe that the Connecticut Presence Requirement will have a material impact on the Company even in the light of its new subcontracting policy.

     The Company's distributors have agreed to purchase a minimum number of units from the Company over specified periods of up to 31 months from June 1, 1996, which includes approximately 184 units during 1996. During the period January 1, 1996 to July 1, 1996, the Company shipped 19 units, all of which were purchased by the Company's distributors. In July, the Company shipped one unit to a hospital and one wheelchair to a distributor. The distributors have not ordered a pro rata portion of their 1996 minimums.

     On June 14, 1996, the Company, through a wholly owned acquisition corporation i.e. Vivax Medical Corp. ("Vivax") acquired all of the outstanding capital stock of Comed Systems, Inc. ("Comed"). The purchase price of $3,000,000 was valued pursuant to the agreement and consisted of 600,000 shares of the Company's common stock valued at $1,500,000, and two $750,000 promissory notes.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

     In the three months ended June 30, 1996 the Company recorded sales of $380,000 and incurred a net loss of $341,000 ($.06 per share) compared to sales of $28,000 and a net loss, as adjusted, of $250,000 ($.06 per share) in the three months ended June 30, 1995. The results of this period include the operations of Vivax for the period from the date it was acquired by the Company, i.e. June 14, 1996 through June 30, 1996; as a result of the acquisition, the comparison between 1996 and 1995 periods may not necessarily be meaningful.

     The increase in sales of $352,000 is due to the acquisition of Vivax ($174,000) and increased Nova sales ($178,000).Nova incurred a loss for the quarter of $436,000 which was partly offset by a profit in Vivax for the month of June in the amount of $95,000.

     In the quarter ended June 30, 1996 the Company's cost of sales exceeded its sales and the Company sustained a gross loss of $27,000 compared to a gross loss of $77,000 in the quarter ended June 30, 1995. The Vivax division's gross profit of $141,000 was offset by a $168,000 gross loss in the Nova division. In September 1995, the Nova division opened its new 28,000 square foot manufacturing facility in conjunction with the completion of an equity and debt financing package (the "1995 Financing"). The new manufacturing facility was necessary to enable the Nova division to meet its manufacturing requirements and sales objectives despite its new policy of subcontracting the manufacture of more of the components that go into a Novabed. Manufacturing overhead in the second quarter increased $138,000 from $82,000 in 1995 to $220,000 in 1996. Initially, production levels at the new facility have not been high enough to absorb the additional manufacturing overhead incurred in the new facility. Manufacturing in the original facility was shut down at the end of June 1996 and as production and sales levels increase the Company expects gross losses to diminish and thereafter rising gross profits, although no assurance can be given that the division will be able to achieve such satisfactory production and sales levels.

     Research and development expenses increased $25,000 from $60,000 (as adjusted for salary accruals) in the second quarter of 1995 to $85,000 in the comparable 1996 quarter. The increase is attributable to a $5,500 increase in an officer's salary rate for the quarter and increased wages devoted to research and development efforts in the second quarter of 1996.

     General, administrative, marketing and consulting expenses increased $81,000 from $114,000 (as adjusted for salary accruals) in the first quarter of 1995 to $195,000 in the comparable 1996 quarter. The increase is attributable to an $11,000 increase in an officer's salary rate for the quarter and increases of approximately $23,000 in legal, accounting and miscellaneous expenses. In addition, Vivax expenses for the period aggregated $38,000 and $9,000 was attributable to the amortization of goodwill incurred in connection with the acquisition of Comed.

     Interest expense increased $43,000 from $1,000 in 1995 to $44,000 in 1996, of which $31,000 is attributable to interest on new debt and amortization of financing costs incurred in the 1995 Financing and $5,000 is attributable to interest on notes payable issued in conjunction with the acquisition of Comed. In addition, in the second quarter of 1996 two officers, who earned interest aggregating $7,000 on debt due them, waived the accrual of interest on debt due them in the comparable 1995 quarter.

      As a result of common stock sales in 1995 the weighted average number of common shares used in computing loss per share for the second quarter increased from 4,480,617 at June 30, 1995 to 5,803,616 at June 30, 1996 and for the six months from 4,418,076 to 5,799,816 .

     SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995.

     In the six months ended June 30, 1996 the Company recorded sales of $463,000 and incurred a net loss of $799,000 ($.14 per share) compared to sales of $148,000 and a net loss, as adjusted, of $494,000 ($.11 per share) in the six months ended June 30, 1995.

     The increase in sales of $315,000 is due to the acquisition of Vivax ($174,000) and increased Nova sales ($141,000).

     In the six months ended June 30, 1996 the Company's cost of sales exceeded its sales and the Company sustained a gross loss of $247,000 compared to a gross loss of $128,000 in the six months ended June 30, 1995. The Vivax division's gross profit of $141,000 was offset by a gross loss of $388,000 in the Nova division. In September 1995, the Nova division opened its new 28,000 square foot manufacturing facility in conjunction with the completion of the 1995 Financing. The new manufacturing facility was necessary to enable the Nova division to meet its manufacturing requirements and sales objectives despite its new policy of subcontracting the manufacture of more of the components that go into a Novabed. Manufacturing overhead in the first half increased $271,000 from $175,000 in 1995 to $446,000 in 1996. Initially, production levels at the new facility have not been high enough to absorb the additional manufacturing overhead incurred in the new facility. Manufacturing in the original facility was shut down at the end of June 1996 and as production and sales levels increase the Company expects gross losses to diminish and thereafter rising gross profits, although no assurance can be given that the Company will be able to achieve such satisfactory production and sales levels.

     Research and development expenses increased $39,000 from $127,000 (as adjusted for salary accruals) in the first half of 1995 to $166,000 in the comparable 1996 half. The increase is attributable to an $11,000 increase in an officer's salary rate for the half and increased wages devoted to research and development efforts in the six months ended June 30, 1996.

     General, administrative, marketing and consulting expenses increased $107,000 from $240,000 (as adjusted for salary accruals) in the first half of 1995 to $347,000 in the comparable 1996 half. The increase is attributable to an $21,000 increase in an officer's salary rate for the half, an increase of approximately $24,000 in legal and accounting expenses and greater travel and entertainment expenses in connection with marketing and public relations. In addition, Vivax expenses for the period aggregated $38,000 and $9,000 was attributable to the amortization of goodwill incurred in connection with the acquisition of Comed.

     Interest expense increased $70,000 from $1,000 in 1995 to $71,000 in 1996, of which $48,000 is attributable to interest on new debt and amortization of financing costs incurred in the 1995 Financing and $5,000 is attributable to interest on notes payable issued in conjunction with the acquisition of Comed. In addition, in the first half of 1996 two officers, who earned interest aggregating $16,000 on debt due them, waived the accrual of interest on debt due them in the comparable 1995 half. Interest and other income in the first half of 1996 increased to $32,000 from $3,000 in 1995 due to increased interest income on larger balances available for investment in money market securities and local employment incentive payments.

LIQUIDITY AND CAPITAL RESOURCES

     During the first half of 1996 the Company used net cash in operating activities aggregating $1,048,000 compared to $387,000 in the prior year's six month period. In the month of June 1996, after the acquisition of Comed, Vivax provided $36,000 to operating activities. The increase in funds used in operating activities is attributable to the increase in net loss and to increases in inventory, accounts receivable and other assets as the Company began utilizing funds received in the 1995 Financing. The Company purchased equipment and capitalized certain tooling costs aggregating $12,000 compared to $27,000 in the prior year. In the first half of 1996 the Company received proceeds of $900,000 from borrowing under the 1995 Financing, net proceeds of $18,000 from the sale of common stock and repaid officers loans aggregating $115,750 pursuant to an amendment to a subordinated loan agreement in the 1995 Financing permitting the substitution of deferred compensation as security for notes payable.

     During 1995 the Company used net cash in operating activities aggregating $1,210,000 compared to $791,000 in the prior year. The increase in funds used in operating activities was primarily attributable to increases in inventory, accounts receivable and other assets as the Company began to utilize the funds received in the 1995 Financing. The Company purchased equipment and capitalized certain tooling costs aggregating $73,000 compared to $28,000 in the prior year and provided cash from financing activities of $1,667,000 compared to $851,000 in 1994. In 1995, proceeds from the sale of Common Stock net of issuance costs aggregated $1,525,000, proceeds from borrowings net of deferred financing costs aggregated $42,000. In January 1995 the Company received $99,600 from the purchase of 73,752 shares of Common Stock by holders of warrants issued in 1990 with an exercise price of $3.00 per share and an expiration date of December 31, 1994, which expiration was extended to January 20, 1995 at a revised exercise price of $1.35 per share. The remaining warrants to purchase 77,391 shares of Common Stock on the same terms were not exercised and were permitted to lapse. In May 1996, the Company sold 10,000 shares of Common Stock at $2.00 per share.

     The Company, since its inception through December 31, 1993 has utilized the issuance of shares of Common Stock as a source of working capital to pay for rent, compensation, professional fees and to repay debt. During this period, the Company issued approximately 457,000 shares of Common Stock to pay such liabilities, aggregating approximately $837,000. In 1994, the Company issued 15,632 shares in payment of rent and professional fees aggregating $25,093. In 1995, the Company did not issue any Common Stock in payment of any of its liabilities. In the six months ended June 30, 1996 the Company issued 8,100 shares in payment of professional fees aggregating $9,000 and 2,000 shares in payment of finder's fees aggregating $2,200.

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

     2. $1,000,000 loan facility from the People's Bank ("People's") under a two-year revolving line of credit collateralized by a first lien on accounts receivable and inventory and a cash collateral account. Nova is required to maintain an amount equal to the estimated annual debt service on the outstanding People's loan in such cash collateral account. This loan bears interest at People's prime rate plus 1.50%. Advances shall not exceed 80% of eligible accounts receivable plus 50% of eligible inventory. Eligible accounts receivable and eligible inventory only include accounts receivable and inventory related to Nova's Connecticut facility and do not include accounts receivable and inventory of Vivax. Although, People's had no obligation to advance funds until the $100,000 loan from the Connecticut Development Authority ("CDA") and the $200,000 loan from the Department of Economic and Community Development ("DECD") had been fully funded, People's agreed to waive such conditions because the Company temporarily deferred the purchase of capital equipment to be purchased with CDA and DECD loans. The Company borrowed $250,000 in May and estimates that as of June 30, 1996 it had approximately $80,000 of available borrowing under the People's facility.

     3. $750,000 loan from CII maturing on September 5, 2001. The loan     bears
        interest at 10% and is collateralized by all of the Company's assets, including a first lien on its intellectual property, a third lien behind People's Bank and three of the Company's distributors on accounts receivable and inventory and a first lien on all other assets.. Interest only is payable semi-annually commencing on the earlier of (i) September 5, 1998 or (ii) the date the Company declares any dividend or repurchases any of its outstanding stock. The loan was funded upon achievement of certain milestones and advances of $100,000, $250,000, $150,000 and $250,000 were received by the Company on September 5, 1995, January 26,1996 and March 26, 1996 and June 14, 1996. The final milestone was modified on June 7, 1996. In connection with this loan, CII received warrants to purchase 300,000 shares of Common Stock at $1.11 per share. Such warrants vested pro rata as the CII loan was advanced. The warrants to purchase 300,000 shares have been valued at $116,800 using the Black-Scholes pricing model and the fair market value of the Common Stock at the time of vesting of the warrants.

     4. $100,000 loan from CDA for the purchase of capital equipment, maturing on September 1, 2002. The loan bears interest at 7.94% and is collateralized by a first lien on the equipment to be purchased with the proceeds. The loan is payable in equal monthly installments of principal and interest commencing October 1, 1998 in an amount sufficient to fully amortize the loan over its remaining term. If the Company's full time employment in Connecticut is less than 67 jobs after February 1, 1998, then the Company must repay $1,500 of the loan for each job below such number and the interest rate will be adjusted upward based on a sliding scale which increases based on the number of jobs below such employment target. CDA also received warrants to purchase 45,000 shares of Common Stock at $2.50 per share in exchange for a guarantee securing the People's loan up to a maximum of $400,000.

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

     7. Warrants to purchase an aggregate of 60,000 shares, collectively, of Common Stock at a price of $2.50 per share and a security interest in the Company's accounts receivable and inventory (which lien is subordinate to the lien of People's Bank ) were given to Comed (now Vivax), Innovative Medical Systems, Inc. ("Innovative") and Advanced Therapeutics, Inc. ("Advanced"), three of the Company's distributors, in exchange for each of them agreeing to issue $200,000 letters of credit securing the People's loan up to a maximum of $600,000. The letters of credit were established for one year and must be replaced or extended for an additional year. The Company and Innovative and Advanced also entered into an agreement allowing such distributors to purchase, and allowing the Company to require such distributors to purchase, under certain circumstances an aggregate of up to 126,667 shares of restricted Common Stock at a price of $1.50 per share. The call was exercised by the distributors in September 1995 and the Company received proceeds of $100,000 in 1995, $50,000 in January 1996 and $40,000 in March 1996. Pursuant to the financing agreement with People's, the proceeds received from the distributors reduced their obligations to maintain letters of credit and are being held in a restricted cash account for the benefit of People's Bank. Pursuant to the put/call agreement, the number of warrants issued to the distributors was reduced by 19,000. The remaining warrants to purchase an aggregate of 41,000 shares of Common Stock remain outstanding. The warrants issued to Comed have been distributed to Douglas and Donna Drew, its two former shareholders.

          The various creditors involved in the 1995 Financing, the Company, Charles F. Chubb and Paul DiMatteo have entered into agreements (the "Intercreditor Agreements") which, among other things, clarify the priority of each creditor's lien on the assets of the Company, limit the ability of the creditors to transfer their financing interests in the Company or amend their financing documents without obtaining the consent of CII and People's Bank and establish restrictions and priorities with respect to payments and exercise of remedies. These liens do not relate to assets of Vivax. A lien on all of the assets of Vivax was granted as security for the Acquisition Debt.

          As of June 30, 1996, the Company had borrowed $250,000 under the revolving line of credit but had not received any funds under the equipment loans, although it plans to begin to borrow from these sources in 1996. Legal fees and commitment fees (excluding the value of warrants) in connection with the 1995 Financing were approximately $90,000. At June 30, 1996 the Company (including the Vivax acquisition) had a net worth of $1,115,000, working capital of $630,000, including unrestricted cash of $242,000, accounts receivable of $503,000 and inventory aggregating $685,000. At June 30, 1995, the Company had a capital deficiency of $22,000, working capital of $67,000, including cash of $23,000, accounts receivable of $1,000 and inventory aggregating $227,000. The Company has expended less than $40,000 to purchase furniture and equipment for its new manufacturing facility in Bristol, Connecticut. Manufacturing operations commenced in November 1995 and at June 30, 1996 the Company employed 11 workers in this facility, including assemblers, welders, supervisors, a purchasing agent and an administrative assistant. The Company is reviewing plans to purchase additional manufacturing equipment and has accelerated manufacturing levels in order to begin shipping quantities of Novabed units. The Company has no material commitments for capital equipment expenditures. The Company is planning to seek additional distributors and accelerate product engineering research and development.

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

          The Company's loan agreement with People's Bank requires that the Company satisfy at the end of each quarter certain financial covenants as set forth below:


                         End of Each Quarter     End of Each Quarter
                         During the Period       During the Period
                         Ending September        Commencing October 1,
                         30, 1996                1996 and Thereafter
                         -------------------     ---------------------
Min. Working Capital          $500,000                $700,000
Min. Current Ratio           1.50 to 1.00           1.75 to 1.00
Min. Capital Funds            $700,000                $1,300,000
Max. Unsubord.Debt Ratio     2.00 to 1.00           2.50 to 1.00

          For purposes of the agreement, "Working Capital" is defined as current assets minus current liabilities, "Current Ratio" is defined as current assets divided by current liabilities, "Capital Funds" is defined as the sum of tangible net worth plus subordinated debt minus the sum of intangible assets (other than goodwill) plus loans to officers, directors, employees and affiliates, and "Unsubordinated Debt Ratio" is defined as total unsubordinated debt divided by total capital funds. The Company believes that it is currently in compliance with covenants. However, such covenants become more stringent for the quarter ending December 31, 1996. The People's Bank loan is secured in part by three letters of credit which must be replaced or extended in September 1996 for an additional one year. Failure to satisfy any of these financial covenants or a failure to replace or renew the letters of credit constitutes a default under the People's Bank financing which allows People's Bank to terminate its obligation to provide financing to the Company and to accelerate all loans outstanding to the Company. A default under the People's Bank financing also constitutes a default under the Company's other financing arrangements. The Company estimates that it will require approximately $2.75 million of additional financing to finance its operations over the 12 month period following June 1996, including the payment of the $750,000 note of Vivax due July 1, 1997, and to comply with the financial covenants contained in the People's Bank loan agreement.

          In connection with the acquisition of Comed, Vivax issued two promissory notes of $750,000 each to Douglas and Donna Drew, the former shareholders of Comed, which are guaranteed by the Company. The first note bears interest at the rate of 8%, payable at maturity. The maturity date of the note has been extended from June 14, 1997 to July 1, 1997. The second note bears interest at 8%, requires quarterly interest payments and matures on January 1, 2001. Principal payments are due quarterly 60 days following each of the first three calendar quarters and 110 days following the fourth calendar quarter, commencing with the calendar quarter ending December 31, 1997, in an amount equal to the lesser of (i) $37,000 or (ii) 25% of the operating income of Vivax during the prior calendar quarter. Both notes are secured by a second lien on the accounts receivable and inventory of Vivax and a second lien on Nova's intellectual property.

          In connection with the 1995 Financing, Comed (now Vivax) posted an irrevocable letter of credit to People's Bank on behalf of Nova for $200,000 which expires in September 1996. Vivax's obligation to reimburse the bank which posted the letter of credit is secured by a first lien on Vivax's accounts receivable and inventory. Nova's obligation to reimburse Vivax is secured by a second lien on Nova's accounts receivable and inventory.

          On July 15, 1996, the Company obtained a $250,000 loan from Northern Associates, L.P., an affiliate of TimeCapital Securities Corporation ("TimeCapital"). The loan bears interest at the rate of 10% per annum payable in registered Common Stock, is due on October 14, 1996, is secured by 250,000 shares of unregistered Common Stock and is convertible at the lender's option into registered shares of

Common Stock at the rate of $2.00 per share. If the Company does not have registered shares available, it is obligated to register sufficient shares of Common Stock to satisfy its obligations. The lender's recourse with respect to the Company's payment obligations is limited to the Common Stock pledged as collateral. The Company is obligated to deliver 2,500 shares of Common Stock to the lender as a fee.

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

          The Company has received reports on its financial statements from its independent auditors which include an explanatory paragraph indicating that substantial doubt exists about the ability of the Company to continue as a going concern. The factors referenced by the auditors include the Company's recurring operating losses and the need for additional financing for commercial exploitation of its product. The Company estimates that it will need to obtain additional equity contributions of at least $2,750,000 to finance its operations over the 12 month period following June 1996. These estimates are generated from an internally prepared business plan. The Company has begun to seek additional capital and has retained TimeCapital as its exclusive agent to assist the Company in raising $1,000,000 through the sale of at least 500,000 shares of Common Stock in a private placement or a registered offering. The Company has also entered into an agreement with TimeCapital for it to act as the Company's exclusive agent to assist in arranging for one or more qualified broker-dealers to serve as the underwriter(s) on behalf of the Company in connection with a public offering of Common Stock. The Company also has verbal agreements with three finders, one of whom is Arlindo Jorge, a director of the Company, pursuant to which it will pay a commission of 10% of the proceeds of private placement sales obtained by the finders. There can be no assurance that the Company's estimates will prove to be accurate, that the Company will be able to raise such additional capital or that the Company's existing distributors will fulfill their minimum purchases. If such contingencies are not realized, the Company would have to drastically reduce its staff and curtail manufacturing operations which may result in a default under and acceleration of the Company's loan obligations and, ultimately, bankruptcy and/or the discontinuance of operations.

                      PART II.  OTHER INFORMATION
                                -----------------

                               Not Applicable

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            NOVA TECHNOLOGIES, INC.
                            (Registrant)


August 19, 1996        By:/s/ Stephen M. Fisher
                          ------------------------------------
                          President


August 19, 1996        By:/s/ Harold J. Lash
                          ------------------------------------
                          Harold J. Lash
                          Controller and Chief
                          Accounting Officer