Form 10QSB
period 1996-09-30
NOVA TECHNOLOGIES INC /DE
filed 1996-11-14
CIK 776171

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-QSB
(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                         For the quarterly period ended September 30, 1996
                                                        ------------------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

               89 Cabot Court, Unit L, Hauppauge, New York 11788
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (516) 434-8811
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS
     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.01 par value - 6,919,408 shares outstanding as of October 31, 1996.

Transitional Small Business Disclosure Format: Yes       No   X
                                                   -----    -----

                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.    (Unaudited)
-----------------------------

              NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS                  September 30, 1996          December 31, 1995
                                                                     ------------------          -----------------
                         ASSETS
Current assets:
     Cash and cash equivalents.......................................          $203,403                   $485,819
     Inventories.....................................................           595,246                    332,995
     Accounts receivable (net of reserve for doubtful
        accounts of $34,300 in 1996).................................           650,148                     45,155
     Prepaid expenses and other current assets.......................            16,206                     71,185
                                                                            -----------                 ----------
        Total current assets.........................................         1,465,003                    935,154
Restricted cash......................................................           209,500                    100,000
Subscription receivable..............................................                                       90,000
Rental equipment (net of accumulated depreciation of
    $35,077).........................................................           456,200
Equipment and leasehold improvements (net of accumulated
    depreciation and amortization of $271,579 in 1996
    and $226,576 in 1995)............................................           210,678                    136,256
Deposits and other assets............................................           160,135                     64,931
Deferred financing costs.............................................            53,989                     69,852
Goodwill (net of accumulated amortization of $35,352)................         2,044,488
                                                                            -----------                 ----------
        TOTAL........................................................        $4,599,993                 $1,396,193
                                                                            ===========                 ==========
                               LIABILITIES
Current liabilities:
     Accounts payable and accrued expenses...........................          $488,428                   $296,339
     Income taxes payable............................................           155,244
     Notes payable-bank..............................................           260,000
     Notes payable-other.............................................           250,000
     Notes payable-officer...........................................            30,000
     Notes payable-acquisition debt (including accrued
       interest of $20,000)..........................................           770,000
     Deferred officers' compensation (including accrued
       interest of $294 in 1996 and $684 in 1995)....................            16,627                     86,767
                                                                            -----------                 ----------
        Total current liabilities....................................         1,970,299                    383,106
Note payable-other (including accrued interest of $43,449
     and $3,210 and net of deferred debt discount of
     $104,205 and $15,111 in 1996 and 1995, respectively)............           689,244                     88,102
Note payable-officers (including accrued interest of
     $32,390 in 1996 and $15,779 in 1995)............................           131,640                    290,779
Note payable-acquisition debt (including accrued interest
     of $20,000).....................................................           770,000
Deferred officers' compensation (including accrued
     interest of $6,913).............................................           182,663
Grant award and other liabilities....................................            73,124                     50,000
                                                                            -----------                 ----------
        Total liabilities............................................         3,816,970                    811,987
                                                                            -----------                 ----------
          STOCKHOLDERS' EQUITY
Common stock - $.01 par value; 14,000,000 shares
    authorized; 6,419,408 and 5,791,083 shares issued
    and outstanding, respectively....................................            64,194                     57,911
Additional paid-in capital...........................................        11,185,657                  9,847,887
Deficit..............................................................       (10,466,828)                (9,321,592)


                                                      ----------  ----------
Total stockholders' equity .........................     783,023     584,206
                                                      ----------  ----------
TOTAL...............................................  $4,599,993  $1,396,193
                                                      ==========  ==========
    The attached notes are made a part hereof.

                                      NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                               Three months ended         Nine months ended
                                                  September 30,             September 30,
                                              ---------------------------------------------------
                                                1996          1995 *       1996         1995 *
                                              ---------     ---------    ----------    ----------
Net sales..................................... $720,689       $22,748    $1,183,569     $170,291
Cost of sales.................................  443,697       124,771     1,153,286      400,228
                                              ---------------------------------------------------
Gross profit (loss)...........................  276,992      (102,023)       30,283     (229,937)
                                              ---------------------------------------------------

Research and development expenses.............  168,763        90,139       334,931      217,374
General, administrative, marketing
  and consulting expenses.....................  362,588       119,173       709,373      359,143
                                              ---------     ---------    -----------   ----------

Total expenses................................ (531,351)     (209,312)   (1,044,304)    (576,517)
                                              ---------------------------------------------------

(Loss) from operations........................ (254,359)     (311,335)   (1,014,021)    (806,454)

Interest and other income.....................    1,782         1,160        33,905        3,672
Interest expense..............................  (93,659)      (10,310)     (165,120)     (11,418)
                                              ---------     ---------    -----------   ----------

NET LOSS......................................($346,236)    ($320,485)   ($1,145,236)  ($814,200)
                                              ========================   ===========   ==========

Net loss per share............................   ($0.05)       ($0.07)        ($0.19)     ($0.18)
                                                 ======        ======         ======      ======

Weighted average number of common
  shares used in computing loss
  per share...................................6,412,083     4,631,639      6,003,905   4,489,263
                                              ========================    ===========  ==========

                 The attached notes are made a part hereof.

* As Adjusted

                  NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                                  Nine months ended
                                                                                    September 30,
                                                                          -----------------------------------
                                                                              1996                   1995 *
                                                                          -----------            -----------
Cash flows from operating activities:
 Net loss................................................................. ($1,145,236)            ($814,200)
 Adjustments to reconcile net loss to net cash
   (used in) operating activities:
  Depreciation and amortization...........................................     144,428                63,895
  Value assigned to warrants given to employees...........................                            24,681
  Common stock issued for professional services rendered..................      11,988
  Changes in operating assets and liabilities:
   (Increase) in inventories..............................................     (11,553)              (32,936)
   (Increase) in accounts receivable, prepaid expenses
    and other assets......................................................    (386,757)              (79,610)
   (Increase) in restricted cash..........................................    (109,500)
   Decrease in subscription receivable....................................      90,000
   Increase in accounts payable and accrued expenses......................      53,019                35,396
   Increase in deferred officers' compensation............................     106,000                97,399
   Increase in accrued interest payable...................................     103,370                 8,645
                                                                           ----------------------------------
     Net cash (used in) operating activities..............................  (1,144,241)             (696,730)
                                                                           ----------------------------------
Cash flows from investing activities:
 Purchase of equipment and capitalized tooling costs......................    (135,942)              (34,032)
 Cash acquired with acquisition of company................................      30,771
 Costs incurred with acquisition of company...............................     (78,519)
                                                                           -----------------------------------
     Net cash (used in) investing activities..............................    (183,690)              (34,032)
                                                                           -----------------------------------
Cash flows from financing activities:
 Proceeds from issuance of notes payable..................................   1,160,000               100,000
 Proceeds from sale of common stock.......................................      20,000             1,591,597
 Issuance costs incurred in sale of common stock..........................      (2,000)             (168,178)
 Proceeds from exercise of warrants.......................................                            99,565
 Repayment of notes payable-officers......................................    (145,750)
 Common stock issued in connection with financing.........................      13,265
                                                                           -----------------------------------
     Net cash provided by financing activities............................   1,045,515             1,622,984
                                                                           -----------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..........................    (282,416)              892,222
Cash and cash equivalents at beginning of period..........................     485,819               102,245
                                                                           -----------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................    $203,403              $994,467
                                                                           ===================================
Supplemental disclosure of cash flow information:
   Forgiveness of debt owed to officers...................................                          $762,852
   Value of warrants given in connection with financing...................    $100,800                28,000
   Issuance of stock for acquisition of company...........................   1,200,000
   Issuance of debt for acquisition of company............................   1,500,000

              The attached notes are made a part hereof.
* As Adjusted

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1996

                                  (UNAUDITED)


(NOTE A):
---------

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

     (2) The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations for the year ending December 31, 1996.

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

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1996

                                  (UNAUDITED)

     (a) The Company entered into a financing agreement with Connecticut Innovations, Incorporated ("CII") to borrow up to $750,000 in four stages based on the achievement of certain milestones at an interest rate of 10% per annum. Interest only is payable semi-annually commencing on the earlier of (i) September 5, 1998 or (ii) the date the Company declares any dividends or repurchases any of its outstanding stock. Principal is due on September 5, 2001, collateralized by the assets of the Company, including patents, which security interest except for patents, is subordinated to the security interest of the Company's lending bank. As of September 30, 1996, the Company has borrowed the full amount available under this facility. The Company granted CII a warrant to purchase 300,000 shares of common stock at an exercise price of $1.11 per share, expiring on September 1, 2001. The warrant became exercisable on a pro rata basis, as the Company achieved its milestones and made additional borrowings under the facility. As of September 30, 1996, all 300,000 of such warrants are exercisable and have been valued at $116,800.

     (b) The Company entered into a loan agreement with People's Bank ("Peoples") providing for a $1,000,000 revolving credit facility expiring on September 5, 1997 at an interest rate of prime plus 1 1/2%. Borrowings available under the facility are limited to 80% of eligible accounts receivable and 50% of eligible inventory and are collateralized by the Company's accounts receivable and inventory. At September 30, 1996 the Company had borrowed $260,000 under this loan agreement.

     The facility contains restrictive covenants that limit capital expenditures and other financial and ratio requirements with respect to working capital, equity and unsubordinated debt. The facility restricts the payment of dividends and also requires funds to be held in escrow as a Debt Service Reserve, as defined in the agreement. At September 30, 1996 the Company failed to comply with certain financial covenants pertaining to working capital, equity and unsubordinated debt. People's Bank has verbally agreed to grant a waiver of these restrictive convenants until December 31, 1996 and the Company expects to receive a written waiver within two weeks.

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

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1996

                                  (UNAUDITED)

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

     Pursuant to a put/call agreement with two of the LOC Corporations, the Company had the right to require the two LOC Corporations to purchase an aggregate of 126,667 shares of common stock (or the LOC Corporations had the right to call the Company to issue its common stock) at $1.50 per share for total proceeds of $190,000. The Company received proceeds of $190,000 during the period December 1995 through March 1996. Pursuant to the financing agreement with Peoples, the proceeds received from the LOC Corporations reduce their outstanding letters of credit in that amount and the funds are to be held in a restricted cash account by the Company and the number of shares that could be purchased by LOC Corporations under the warrants was reduced by 19,000. The letters of credit expired on September 6, 1996 and the Company expects them to be renewed.

     (c) The Company entered into a loan agreement with CDA providing for a line of credit of up to $100,000 until September 4, 1996 for 80% of the purchase price of new or used equipment, bearing interest at the rate of 7.94%. The loan is repayable in 48 equal monthly installments commencing October 1, 1998 and is collateralized by all the equipment purchased with the proceeds. The Company granted CDA warrants to purchase 45,000 shares of common stock at an exercise price of $2.50 per share. At September 30, 1996 no borrowings were made under this loan agreement and the commitment date has been extended by CDA to March 7, 1997.

     (d) The Company entered into an Assistance Agreement, which was approved November 30, 1995 with the Department of Economic and Community Development ("DECD"), providing for a loan to the Company in an amount not to exceed $200,000 for funding the relocation of the Company's factory (as defined therein) at an interest rate of 5% per annum. The principal and interest of the loan is due in 84 equal monthly payments commencing on the third anniversary of the advancement date, and is collateralized by certain machinery and equipment. At September 30, 1996 no borrowings were made under the Assistance Agreement.

     (e) The Company entered into a Grant Agreement, dated August 8, 1995 with the city of Bristol, Connecticut ("Bristol"), providing,

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1996

                                  (UNAUDITED)

under certain conditions, for a grant in an amount up to $100,000 ($50,000 was received in October 1995 and the balance is to be received on the achievement of certain employment levels). If the Company relocates 60% of its equipment or employees of its manufacturing facilities outside Bristol prior to August 8, 2005, the Company will be obligated to immediately repay the grant.

(NOTE F):
---------
     At September 30, 1996 the following loans are outstanding:
     (a)  Notes Payable-Peoples                 $  260,000
     (b)  Notes Payable-Officer                    129,250
     (c)  Notes Payable-Acquisition Debt         1,500,000
     (d)  Notes Payable-CII                        750,000
     (e)  Notes Payable-Northern Associates        250,000
                                                 ---------
                   Total Notes Payable           2,889,250
                   Current Portion               1,290,000
                                                 ---------
     Long-term Portion                          $1,599,250
                                                ==========

     (a) revolving credit loan maturing September 5, 1997: interest at prime plus 1 1/2%.

     (b) interest at 11% per annum; $30,000 payable on demand; $99,250 payable October 1, 1997 and subordinated to the borrowings under the Peoples and CII loan facilities. Two officers received permission from Peoples and CII to substitute deferred compensation payments aggregating $175,750 due them for an equal amount of subordinated notes payable. Payments aggregating $115,750 in April 1996, $30,000 in July 1996 and $30,000 in October 1996 were made to the officers reducing the amount owed to them under the notes payable.

     (c) comprised of a $750,000 promissory note payable on July 1, 1997 and a $750,000 promissory note payable over three years, commencing in 1998, with principal installments dependant on future operating results of an acquired business; both notes bear interest at 8% per annum and are secured by certain inventory, equipment and technology.

     (d) matures on September 5, 2001, with interest payable semi-annually at 10% per annum commencing on September 5, 1998.

     (e) promissory note dated July 15, 1996 and repaid in cash on November 1, 1996, (interest at rate of 10% per annum paid in registered Common Stock); secured by 250,000 shares of unregistered Common Stock and convertible at the lender's option (which was not exercised) into registered shares of Common Stock at the rate of $2.00 per share.

(NOTE G):
---------

     Three officers have agreed to defer payment of salaries due them aggregating $192,083 and payment of interest on deferred compensation

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1996

                                  (UNAUDITED)

due them aggregating $7,207. Deferred salaries of two officers, aggregating $145,750 are subordinated to borrowings under Peoples and CII loan facilities.


(NOTE H):
---------
     On June 14, 1996 the Company, through a wholly-owned acquisition corporation, acquired all of the outstanding capital stock of Comed Systems, Inc., ("Comed") in exchange for 600,000 shares of its common stock and two $750,000 promissory notes. The notes, which bear interest at 8% per annum, are guaranteed by the Company. The first note is due on July 1, 1997 and the second note is due on January 1, 2001 subject to quarterly prepayment installments commencing April 20, 1998. Such installments are equal to the lesser of $37,500 or 25 percent of Comed's operating income (as defined). The transaction was accounted for as a purchase; therefore the results of operations for Comed were included in the accompanying financial statements since the date of acquisition. The cost of the acquisition has been allocated to the fair market value of the assets acquired and liabilities assumed and resulted in goodwill of approximately $2,100,000.

(NOTE I):
---------

     On September 24, 1996 the Company completed a registration of 1,005,525 shares of Common Stock at a proposed maximum offering price of $2.625 per share. In October 1996 the Company sold 500,000 of the registered shares at $2.00 per share. Part of the net proceeds were used to repay a $250,000 loan and the balance will be used for working capital and general corporate purposes.

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

     Since January 1, 1995, the Company is no longer classified as a development stage enterprise. As of October 1, 1996 it had entered into seven distributorship agreements providing for the sale and shipment of Novabeds to each distributor and the granting of an exclusive sales territory to each distributor.

     In 1994, the three distributors then under contract with the Company ordered and were shipped an aggregate of 20 Novabeds which exceeded their aggregate minimum purchase requirements by 5 units. In 1995, the Company sold and shipped 13 Novabeds and 8 wheelchairs to six of its distributors, most of which were shipped in the first quarter. This sales decrease resulted from the Company's lack of sufficient working capital and the Company's focus on arranging, negotiating and consummating an equity and debt financing package (the "1995 Financing") and relocating its assembly operations from New York to Connecticut. As a result, in 1995 the Company was unable to produce sufficient product to satisfy its distributors' minimum purchase requirements. The Company and the two distributors who were unable to receive their minimum purchase requirements in 1995 agreed to extend the period for selling and purchasing the minimum requirements for 1995 and thereafter by one year.

     The Company's distributors have agreed to purchase a minimum number of units from the Company over specified periods of up to 31 months from June 1, 1996, which includes approximately 184 units during 1996. During the period January 1, 1996 to September 30, 1996, the Company shipped 32 units, most of which were purchased by the Company's distributors. The distributors have not ordered a pro rata portion of their 1996 minimums.

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

Results of Operations

     Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995.

     In the three months ended September 30, 1996 the Company recorded sales of $721,000 and incurred a net loss of $346,000 ($.05 per share) compared to sales of $23,000 and a net loss, as adjusted, of $320,000 ($.07 per share) in the three months ended September 30, 1995. The results of this period include the operations of Vivax which was acquired by the Company on June 14, 1996; as a result of the acquisition, the comparison between 1996 and 1995 periods may not necessarily be meaningful.

     The increase in sales of $698,000 is due to the acquisition of Vivax ($526,000) and increased Nova sales ($172,000). Nova incurred a loss for the quarter of $556,000 which was partly offset by a profit in Vivax for the period in the amount of $210,000.

     In the quarter ended September 30, 1996 the Company realized a gross profit of $277,000 compared to a gross loss of $102,000 in the quarter ended September 30, 1995. The Vivax division's gross profit of $437,000 was offset by a $160,000 gross loss in the Nova division. In September 1995, the Nova division opened its new 28,000 square foot manufacturing facility in conjunction with the completion of an equity and debt financing package (the "1995 Financing"). The new manufacturing facility was necessary to enable the Nova division to meet its manufacturing requirements and sales objectives. Manufacturing overhead in the third quarter increased $86,000 from $102,000 in the third quarter of 1995 to $188,000 in the third quarter of 1996. Initially, production levels at the new facility have not been high enough to absorb the additional manufacturing overhead incurred in the new facility. Manufacturing in the original facility was shut down at the end of June 1996. As production and sales levels increase the Company expects the Nova division's gross losses to diminish and thereafter rising gross profits, although no assurance can be given that the division will be able to achieve such satisfactory production and sales levels.

     Research and development expenses increased $79,000 from $90,000 (as adjusted for salary accruals) in the third quarter of 1995 to $169,000 in the comparable 1996 quarter. The increase is attributable to the transfer of an officers's primary responsibility in the third quarter of 1996 from administrative to research and development ($30,000) and the change in the Hauppauge facility's function from manufacturing to research and development ($49,000), with increased wages devoted to research and development efforts.

     General, administrative, marketing and consulting expenses increased $244,000 from $119,000 (as adjusted for salary accruals) in the third quarter of 1995 to $363,000 in the comparable 1996 quarter. The increase is attributable to an expansion of the sales force in the Nova division ($34,000) and increases of approximately $23,000 in legal, accounting and miscellaneous expenses. In addition, Vivax expenses for the period aggregated $187,000 of which $27,000 was attributable to the amortization of goodwill incurred in connection with the acquisition of Comed.

     Interest expense increased $84,000 from $10,000 in 1995 to $94,000 in 1996, of which approximately $49,000 is attributable to interest on new debt and amortization of financing costs incurred in the 1995 Financing and $35,000 is attributable to interest on notes payable issued in conjunction with the acquisition of Comed.

     As a result of common stock sold primarily in the third quarter of 1995 and the second quarter of 1996, the weighted average number of common shares used in computing loss per share for the third quarter increased from 4,632,000 at September 30, 1995 to 6,412,000 at September 30, 1996 and for the nine months from 4,489,000 to 6,004,000.

     Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995.

     In the nine months ended September 30, 1996 the Company recorded sales of $1,184,000 and incurred a net loss of $1,145,000 ($.19 per share) compared to sales of $170,000 and a net loss, as adjusted, of $814,000 ($.18 per share) in the nine months ended September 30, 1995.

     The increase in sales of $1,014,000 is due to the acquisition of Vivax ($700,000) and increased Nova sales ($314,000).

     In the nine months ended September 30, 1996 the Company realized a gross profit of $30,000 compared to a gross loss of $230,000 in the nine months ended September 30, 1995. The Vivax division's gross profit of $578,000 was offset by a gross loss of $548,000 in the Nova division. In September 1995, the Nova division opened its new 28,000 square foot manufacturing facility in conjunction with the completion of the 1995 Financing. The new manufacturing facility was necessary to enable the Nova division to meet its manufacturing requirements and sales objectives. Manufacturing overhead in the nine months increased $358,000 from $276,000 in 1995 to $634,000 in 1996. Initially, production levels at the new facility have not been high enough to absorb the additional manufacturing overhead incurred in the new facility. Manufacturing in the original facility was shut down at the end of June 1996. As production and sales levels increase the Company expects the Nova's division gross losses to diminish and thereafter rising gross profits, although no assurance can be given that the Company will be able to achieve such satisfactory production and sales levels.

     Research and development expenses increased $118,000 from $217,000 (as adjusted for salary accruals) in the nine months of 1995 to $335,000 in the comparable nine months of 1996. The increase is attributable to the transfer of an officer's primary responsibility in the third quarter of 1996 from administrative to research & development ($30,000), a $15,000 increase in an officer's salary rate for the nine months, and increased wages and expenses applicable to research and development efforts both before and after the change in the Hauppauge facility's function from manufacturing to research and development.

     General, administrative, marketing and consulting expenses increased $350,000 from $359,000 (as adjusted for salary accruals) in the nine months of 1995 to $709,000 in the comparable nine months of 1996. The increase is attributable to an expansion of the sales force ($45,000), an increase in officer's salaries ($22,000) and increases of approximately $50,000 in legal, accounting and miscellaneous expenses. In addition, Vivax expenses for the period since its inception on June 14, 1996, aggregated $233,000 of which $35,000 was attributable to the amortization of goodwill incurred in connection with the acquisition of Comed.

     Interest expense increased $154,000 from $11,000 in 1995 to $165,000 in 1996, of which approximately $98,000 is attributable to interest on new debt and amortization of financing costs incurred in the 1995 Financing and $40,000 is attributable to interest on notes payable issued in conjunction with the acquisition of Comed. In addition, in the first six months of 1996 two officers, who earned interest aggregating $16,000 on debt due them, waived the accrual of interest on debt due them in the comparable six months of 1995. Interest and other income in the first nine months of 1996 increased to $34,000 from $4,000 in 1995 due to increased interest income on larger balances available for investment in money market securities and local employment incentive payments.

Liquidity and Capital Resources

     During the nine months of 1996 the Company (excluding Vivax) used net cash in operating activities aggregating $1,393,000 compared to $697,000 in the prior year's nine month period. In the period from

June 14 to September 30, after the acquisition of Comed, Vivax provided $249,000 to operating activities resulting in net cash used in operations of $1,144,000. The increase in funds used in operating activities is attributable to the increase in net loss and to increases in inventory, accounts receivable and other assets as the Company began utilizing funds received in the 1995 Financing. The Company purchased equipment and capitalized certain tooling costs aggregating $136,000 (of which $121,000 is attributable to Vivax) compared to $34,000 in the prior year.

     During the nine months of 1996 net cash provided by financing activities aggregated $1,046,000 compared to $1,623,000 in the prior year's nine month period. In the 1996 period the Company received proceeds of $910,000 from borrowing under the 1995 Financing, net proceeds of $18,000 from the sale of common stock and $250,000 from Northern Associates, L.P. ("Northern") under a Loan and Security Agreement dated July 15, 1996 which was repaid on November 1, 1996. During the period the Company repaid officers' loans aggregating $145,750 pursuant to an amendment to a subordination agreement in the 1995 Financing permitting the substitution of deferred compensation for notes payable.

     In January 1995 the Company received $99,000 from the purchase of 73,752 shares of Common Stock by holders of warrants issued in 1990 and in the nine months ended September 30, 1995 the Company received proceeds from the sale of Common Stock net of issuance costs aggregating $1,423,000 and borrowed $100,000 under the 1995 Financing.

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

  2. $1,000,000 loan facility from the People's Bank ("Peoples") under a two-year revolving line of credit collateralized by a first lien on accounts receivable and inventory and a cash collateral account. Nova is required to maintain an amount equal to the estimated annual debt service on the outstanding People's loan in such cash collateral account. This loan bears interest at People's prime rate plus 1.50%. Advances shall not exceed 80% of eligible accounts receivable plus 50% of eligible inventory. Eligible accounts receivable and eligible inventory only include accounts receivable and inventory related to Nova's Connecticut facility and do not include accounts receivable and inventory of Vivax. Although, Peoples had no obligation to advance funds until the $100,000 loan from the Connecticut Development Authority ("CDA") and the $200,000 loan from the Department of Economic and Community Development ("DECD") had been fully funded, Peoples agreed to waive such conditions because the Company temporarily deferred the purchase of capital equipment to be purchased with CDA and DECD loans. In 1996, the Company borrowed $250,000 in May and $10,000 in September. The Company estimates that as of September 30, 1996 it had utilized all of its available borrowing under the Peoples facility.

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

  7. Warrants to purchase an aggregate of 60,000 shares, collectively, of Common Stock at a price of $2.50 per share and a security interest in the Company's accounts receivable and inventory (which lien is subordinate to the lien of People's Bank ) were given to Comed (now Vivax), Innovative Medical Systems, Inc. ("Innovative") and Advanced Therapeutics, Inc. ("Advanced"), three of the Company's distributors, in exchange for each of them agreeing to issue $200,000 letters of credit securing the People's loan up to a maximum of $600,000. Two of the letters of credit expired on September 6, 1996 and the Company expects them to be renewed. The third letter of credit has been extended to September 6, 1997. The Company and Innovative and Advanced also entered into an agreement allowing such distributors to purchase, and allowing the Company to require such distributors to purchase, under certain circumstances an aggregate of up to 126,667 shares of restricted Common Stock at a price of $1.50 per share. The call was exercised by the distributors in September 1995 and the Company received proceeds of $100,000 in 1995, $50,000 in January 1996 and $40,000 in March 1996.
        Pursuant to the financing agreement with Peoples, the proceeds received from the distributors reduced their obligations to maintain letters of credit and are being held in a restricted cash account for the benefit of People's Bank. Pursuant to the put/call agreement, the number of warrants issued to the distributors was reduced by 19,000. The remaining warrants to purchase an aggregate of 41,000 shares of Common Stock remain outstanding. The warrants issued to Comed have been distributed to Douglas and Donna Drew, its two former shareholders.

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

     As of September 30, 1996, the Company had borrowed $260,000 under the revolving line of credit but had not received any funds under the equipment loans, although it plans to begin to borrow from these sources in 1996. At September 30, 1996 the Company (including Vivax) had a net worth of $783,000, net rental equipment of $456,000, working capital deficiency of $505,000, including unrestricted cash of $203,000, accounts receivable of $650,000 and inventory aggregating $595,000. In the month of October 1996, the Company received net proceeds aggregating $900,000 from the sale of 500,000 shares of its common stock, sold pursuant to a Registration Statement ("the September 1996 Registration"), which was partially used to repay a loan to Northern and will be used for working capital and other corporate purposes.

     At September 30, 1995, the Company had a net worth of $885,000, working capital of $992,000, including cash of $994,000, accounts receivable of $8,000 and inventory aggregating $239,000.

     The Company has expended approximately $40,000 to purchase furniture and equipment for its new manufacturing facility in Bristol, Connecticut. Manufacturing operations commenced in November 1995 and at September 30, 1996 the Company employed 13 workers in this facility, including assemblers, supervisors, purchasing agent, administrative assistant and executive officers. The Company is reviewing plans to purchase additional manufacturing equipment and has accelerated manufacturing levels in order to begin shipping quantities of Novabed units. The Company has no material commitments for capital equipment expenditures. The Company is planning to seek additional distributors and accelerate product engineering research and development.

     The financing arrangements with CDA and DECD, both of which are instrumentalities of the State of Connecticut, provide that the Company must prepay such loans together with a prepayment penalty equal to 7.5% of the loans and the guaranty, if the Company physically transfers the operations of its business located in Connecticut outside of Connecticut within 10 years.

     The CII loan agreement requires, with certain exceptions, that the Company maintain a "Connecticut presence" by basing at least 50% of its officers in Connecticut, basing a majority of its employees in Connecticut and conducting the majority of its operations in Connecticut. The Company is currently in compliance with this requirement. The CII loan agreement contains a mandatory prepayment provision in the event the Company ceases to maintain a Connecticut presence, the Company sells Common Stock for its own account in an underwritten public offering (which has been waived for the September 1996 Registration) or there is a change in control of the Company or its assets. This provision includes a prepayment penalty in an amount equal to the greater of (i) an amount sufficient to provide a rate of return of 25% compounded annually or (ii) the excess of the market price of the Common Stock underlying the warrant granted to CII over the exercise price of such warrant. The grant from the City of Bristol must be prepaid if prior to August 8, 2005, the Company relocates 60% of the equipment or employees of its manufacturing operations outside of Bristol or the Company defaults in payment of property taxes due to Bristol. The Company has treated the $50,000 grant paid by the City of Bristol as a grant award, to be recorded as income at a later date, if applicable. In order to comply with these requirements, the Company established its manufacturing facility in Bristol, Connecticut.

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
Max. Unsubord.Debt Ratio    2.00 to 1.00                    2.50 to 1.00

     For purposes of the agreement, "Working Capital" is defined as current assets minus current liabilities, "Current Ratio" is defined as current assets divided by current liabilities, "Capital Funds" is defined as the sum of tangible net worth plus subordinated debt minus the sum of intangible assets plus loans to officers, directors, employees and affiliates, and "Unsubordinated Debt Ratio" is defined as total unsubordinated debt divided by total capital funds. At September 30, 1996, the Company was not in compliance with working capital, equity and unsubordinated debt covenants. The Company has obtained a waiver from Peoples and must comply with such covenants by December 31, 1996. However, such covenants become more stringent for the quarter ending December 31, 1996. The Company hopes to comply with the covenants by raising funds in public or private offerings similar to the September 1996 Registration. There can be no assurance that the Company will be able to raise such funds or obtain such funds under reasonable terms.

     The People's Bank loan is secured in part by three letters of credit which were established for one year and must be replaced or extended for an additional year. They are still in place as of October 31, 1996. Failure to satisfy any of these financial covenants or a failure to replace or renew the letters of credit constitutes a default under the People's Bank financing which allows People's Bank to terminate its obligation to provide financing to the Company and to accelerate all loans outstanding to the Company. A default under the People's Bank financing also constitutes a default under the Company's other financing arrangements. The Company estimates that it will require approximately $1.75 million of additional financing to finance its operations over the 8 month period following November 1996, including the payment of the $750,000 note of Vivax due July 1, 1997, and to comply with the financial covenants contained in the People's Bank loan agreement.

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

     In connection with the 1995 Financing, Comed (now Vivax) posted an irrevocable letter of credit to People's Bank on behalf of Nova for $200,000 which expired in September 1996 and has been extended to September 1997. Vivax's obligation to reimburse the bank which posted the letter of credit is secured by a first lien on Vivax's accounts receivable and inventory. Nova's obligation to reimburse Vivax is secured by a second lien on Nova's accounts receivable and inventory.

     On July 15, 1996, the Company obtained a $250,000 loan from Northern Associates, L.P., ("Northern") an affiliate of TimeCapital Securities Corporation ("TimeCapital"), bearing interest at the rate of 10% per annum payable in registered Common Stock. The loan was repaid by the Company on November 1, 1996.

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

The Company estimates that it will need to obtain additional equity contributions of at least $1,750,000 to finance its operations over the 8 month period following November 1996. These estimates are generated from an internally prepared business plan. The Company has begun to seek additional capital and has retained TimeCapital as its exclusive agent to assist the Company in raising $1,000,000 through the sale of at least 500,000 shares of Common Stock in a private placement or a registered offering. In the month of October 1996 TimeCapital purchased 500,000 shares of the Company's Common Stock at $2 per share and remitted net proceeds to the Company of $900,000. The Company has also entered into an agreement with TimeCapital for it to act as the Company's exclusive agent to assist in arranging for one or more qualified broker-dealers to serve as the underwriter(s) on behalf of the Company in connection with a public offering of Common Stock. The Company also has verbal agreements with two finders, one of whom is Arlindo Jorge, a director of the Company, pursuant to which it will pay a commission of 10% of the proceeds of private placement sales obtained by the finders. There can be no assurance that the Company's estimates will prove to be accurate, that the Company will be able to raise such additional capital or that the Company's existing distributors will fulfill their minimum purchases. If such contingencies are not realized, the Company would have to drastically reduce its staff and curtail manufacturing operations which may result in a default under and acceleration of the Company's loan obligations and, ultimately, bankruptcy and/or the discontinuance of operations.



                          PART II.  OTHER INFORMATION
                                    -----------------

                                    Not Applicable

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                NOVA TECHNOLOGIES, INC.
                                (Registrant)


November 14, 1996               By:/s/ Stephen M. Fisher
                                   ------------------------------------
                                   President


November 14, 1996               By:/s/ Harold J. Lash
                                   ------------------------------------
                                   Harold J. Lash
                                   Controller and Chief
                                   Accounting Officer