Form 10KSB
period 1996-12-31
NOVA TECHNOLOGIES INC /DE
filed 1997-04-17
CIK 776171

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1996

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [No Fee Required]

          For the transition period from               to
                                         --------------   -------------
          Commission file number                   33-42880
                                 --------------------------------------

                             NOVA TECHNOLOGIES, INC.
         ------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                           11-2674603
-------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

545 Middle Street, Bristol, CT  0601                           06010
---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (860) 589-8200
                          --------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $1,650,913
                                                              ----------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $14,785,971 as of 3/31/97.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,689,657 as of 3/31/97

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

     The Company's engineering and technical staff has developed a patient transfer system (Novabed(R)) to be marketed to the rapidly growing long-term care market. The Nova patient transfer system, with the push of a button on a hand held pendant can automatically, comfortably, and safely transfer a bedridden patient from a lying position in a hospital type bed to a seated position in a wheel chair or commode and transfer the patient back into the bed. A wheelchair backrest must be manually inserted in order to separate the wheelchair from the bed. The system consists of a unique hospital-type bed, a companion wheelchair, accessories, and is designed to be operated by one attendant or, under certain circumstances, by the patient unassisted. At present the Company is not aware of any similar products on the market. The Company has been issued 20 patents related to the transfer system and bed sore prevention and has received United States Food and Drug Administration ("FDA") approval to market the product.

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

     Nova commenced field trials of the Novabed with the installation of a prototype in a nursing home in November 1992 and a prototype in a private home in February 1993. In 1993 the Company commenced tooling for and production of its first lot of 40 units for commercial sale. The first sales of these units were recorded in June 1994. The Company has produced approximately 100 Novabeds(R), as of March 31, 1997.

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

     On June 14, 1996, Nova, through its wholly-owned subsidiary Vivax, acquired from Douglas and Donna Drew all the outstanding capital stock of Comed, a distributor of specialized beds, support surfaces and related equipment in the greater Boston area, and Comed was merged into Vivax. Of the aggregate purchase price of $3,000,000, $1,500,000 was paid in the form of 600,000 shares of Common Stock (using a value of $2.50/share per the Agreement) and the remaining $1,500,000 consisted of two $750,000 promissory notes bearing interest of 8% of Vivax which are guaranteed by Nova. One promissory note is payable on July 1, 1997, and the second promissory note is payable over a period of three years commencing in 1998, with the amount of the installments of principal being dependent on the future results of operations of the acquired business. Payment of the promissory notes is secured by separate security agreements of Vivax and Nova covering, respectively, inventory and equipment of Vivax, and certain technology of Nova. On December 30, 1996, $450,000 of the first note was exchanged for 225,000 shares of the Company's Common Stock. The distribution agreement between Nova and Comed was terminated in connection with the acquisition.

     The specialized bed, support surfaces and related equipment distributed by Vivax include the Novabed(R), air therapy beds, air therapy mattresses, enclosure beds, low air loss beds, obese beds, mattress replacement systems and mattress overlay systems. These beds and surfaces are used for the treatment of pressure wounds, burns and trauma and the control of pain. Vivax distributes its products to hospitals, nursing homes and related care facilities and to the home care market. Historically, approximately 95% of Vivax's operating revenues have been derived from the rental, rather than the sale of specialty beds. Rental arrangements typically provide for ongoing service of the beds by Vivax. Most institutions rent specialty beds from Vivax on a daily basis while most of Vivax's home care customers rent specialty beds on a monthly or longer basis. As of December 1996, Vivax was renting specialty beds to approximately 60 institutions and approximately 90 home care customers.

     Nova was incorporated in Delaware in January 1984. Comed, now known as Vivax, was incorporated in Florida in 1989, reincorporated in New Hampshire in 1996 and merged into Vivax, a Delaware corporation in June, 1996. The Company's principal executive offices are located at 545 Middle Street, Bristol, Connecticut 06010, telephone number (860) 589-8200.


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

     Additional features and optional equipment of the Novabed(R) include:

     . Scales for weighting the patients (to be introduced in June 1997).

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

Soma Safe Enclosure

     The Company received FDA approval for the Soma Safe Enclosure Bed, which is a bed secured with netting to provide a safe, humane and cost-effective alternative to caring for a patient that otherwise would need to be restrained.

     By creating a more secure, manageable environment, the patient becomes much less disturbed. By freeing the patient's extremities from restraints, the patient can vent their restlessness with little or no danger of inflicting injury on themselves or others. Thus, the patient regains dignity and autonomy, thereby increasing their quality of life.

     This is a product that can be used in the acute, sub-acute, long term and home care for the neurological impaired and disorientated patient including Alzheimer's and Alzheimer's related diseases, head injuries, Ritts syndrome and Parkinson's disease.

     The Company began shipping this product in September 1996 and at December 31, 1996 had shipped 26 Soma Safe Enclosures of which two were shipped on consignment.

Vivax

     Vivax commenced operations in 1991 under the name Comed as a distributor of specialized beds, support surfaces and related equipment in the greater Boston area. The specialized bed, support surfaces and related equipment distributed by Vivax include the Novabed(R), air therapy beds, air therapy mattresses, enclosure beds, low air beds, obese beds, mattress replacement systems and mattress overlay systems. These beds and surfaces are used for the treatment of pressure wounds, burns and trauma and the control of pain. Vivax distributes its products to hospitals, nursing homes and related care facilities and to the home care market. Historically, approximately 95% of Vivax's operating revenues have been derived from the rental, rather than the sale of specialty beds. Rental arrangements typically provide for ongoing service of the beds by Vivax. Most institutions rent specialty beds from Vivax on a daily basis while most of Vivax's home care customers rent specialty beds on a monthly or longer basis. As of December 1996, Vivax was renting specialty beds to approximately 60 institutions and approximately 90 home care customers.

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

     Concept Medical, Inc.               -      $280,000 (17%)
     Advanced Therapeutics, Inc.         -       $97,000 (6%)
     Recovercare, Inc.                   -       $57,000 (3%)

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

JCM Capital purchased 450,450 shares of common stock from the Company at a cash price of $1.11 per share as part of the private placement that constituted part of the September 1995 Financing. James J. Brooksbank acquired the following shares as part of private placement transactions:

           Date Purchased      Number of Shares     Cash Price/Share
           --------------      ----------------     ----------------
           5/91                        6,667             $1.50
           2/15/94                    50,000              1.00
           3/17/94                    85,000              1.00
           4/17/94                   100,000              1.00
                                    --------

                                     241,667
                                    ========

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

     In February 1993, a second unit was placed in a private home of a patient recommended by the Multiple Sclerosis Society. The patient, who lives with her husband and daughter in a suburban home, is very debilitated. She has a live-in home care attendant during the week. The family reports that the patient often experiences severe pain after being seated in a chair or lying in bed for as short a time as a half hour. This condition mandates frequent transfers to and from the bed, averaging 10 to 20 times a day. Prior to the installation of the Novabed(R) such frequent transfers placed an enormous, round-the clock, burden on the home care attendant and the family. The family reports that on two occasions, because of Novabed(R), the patient's doctor approved keeping the patient at home during a required change in drug administration regimen instead of requiring a normal 7 to 8 day hospitalization period. The trial was discontinued upon the death of the patient in October 1996.

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

     Nova recognizes the importance of its products being reimbursable by Medicare, Medicaid and Third Party payers, in the health care industry. Presently, all of the Company's Air Therapy Products qualify for reimbursement from Medicare, Medicaid, and Third Party health care payers on the basis of existing and approved per diem allowances or usage fees.

     The Health Care Finance Administration (HCFA) is responsible for establishing reimbursement levels for products and services provided under Medicare A and B. They manage an established process for doing this which involves the Statistical Analysis Durable Medical Equipment Regional Carrier (SADMERC), Blue Cross/Blue Shield Assoc. and the Health Insurance Association of America (HIAA).

     In anticipation of submitting an application the Company exposed the Novabed to HCFA Management to determine their receptiveness to our applying for a specific code for the Novabed and to gain their support to this approach. This was accomplished in 1996 through established relationships at the HCFA Deputy Administrators level.

     To assure that the HCFA's focus and support is sustained, the Company in 1996 demonstrated the Novabed to a key Connecticut Representative in Congress who is a member of the Congressional Health Care Committee. During this demonstration the Company presented an analysis of the financial impact that the Novabed would have in reducing US Healthcare costs. As a result of this demonstration NOva was assured that its request for specific code approval will be given HCFA's immediate attention. The door was also opened for Nova to demonstrate the Novabed to other key Legislators in Washington. This will be arranged as necessary in 1997.

        In preparing its application the Company received from its current Novabed distributors qualitive and quantitive information in the form of case studies, medical reports, provider inputs and user testimonials based on the current applications of the Novabed in the Institutional and Home Care settings, within each of their regions. To date the Novabeds when combined with Air Therapy Support Surfaces have demonstrated a high degree of medical efficacy which is a major consideration by HCFA.

     The application for a modification to the existing HCFA Common Procedure Coding System (HCPCS) to specify the Novabed was submitted March 11, 1997. Although it takes eight to nine months to gain approval for a new code, existing codes may be assigned much sooner. Therefore, although the Company's application justified a modification to the existing code based on its unique features and medical efficacy, it also requested that in the interim the Novabed be approved for reimbursement under an existing temporary code, when used in conjunction with equivalent Air Therapy Support Surfaces, based on its experience to date in this environment. The current reimbursement under this existing code is substantial and will have a positive short term impact on Distributor sales in the Medicare Part A and B arena. The Company believes HCFA will grant this request while it evaluates the application for approval of a specific Novabed code.

     During the review process the Company will utilize its established relationships at all levels of HCFA and SADMERC to assure that no major obstacles stand in the way of being granted approval. The Company will also utilize its political relationships to assure expeditious treatment. If approval of a Novabed specific code is obtained it is expected to be received by January 1, 1998.

     Whereas Medicare is administered by the US Department of Health via HCFA, Medicaid is administered on a state by state basis. Therefore, each state must be contacted and approval gained. Although this appears like an enormous task, it should be recognized that the states look to HCFA's approval process for justification and support during their approval process. Furthermore, once one State has approved a product for reimbursement other states tend to follow their lead thereby reducing the approval cycle time.

     The approval process is currently underway in Connecticut. Nova has solicited and received the support of two key Connecticut Legislators who are familiar with and are advocates of the Novabed. Prior to the submission of its application the Company met with the key Connecticut Health Care Legislators and Administrators to convince them of the financial and quality of life impact the Novabed will have on the state's Medicaid System. A video presentation of the Novabed features and benefits for Medicaid was also used to enhance our presentation. The Company's request for Connecticut Medicaid approval, was submitted to the Connecticut Commissioner of Social Services in February, 1997. Subsequent to this submission the Company has met with the Connecticut Commissioner and Deputy Commissioner to discuss the details of its proposal. If approval is obtained the Company believes it will receive Connecticut's approval by the end of 1997.

     Nova has also identified a Consultant, for the States of Massachusetts and New Jersey, with established relationships in each state. If Connecticut approval is obtained this Consultant will be retained to take the Connecticut Medicaid experience and begin execution of this plan in Massachusetts and New Jersey.

     The major Health Care Insurance Carriers comprise the largest group of third party payers. This group relies a great deal on HCFA's approvals and procedures in determining their reimbursement guidelines.

     The Company is in the process of directly exposing the Novabed benefits and features presented to HCFA, to the key third party payers. These have been identified through established HCFA relationships and the Company's Connecticut Insurance contacts. In addition to direct contact with third party payers, the Company will utilize the HCFA approval process to expose the benefits directly to the Health Insurance Association of America (HIAA).

     Approximately 21% and 24% respectively, of Virax's revenues for the year ended May 31, 1995 and the nine months ended February 29, 1996, were derived from Medicare. Reimbursement can be influenced by the financial instability of private third-party payors and the budget pressure of and cost shifting by governmental payors. In January and April 1996, respectively, Medicare Part B reimbursement (which relates to home care patients) of speciality beds was reduced by 20% and the criteria for determining eligibility of patients for reimbursement for specialized beds were made more stringent. Approximately 15% of Vivax's revenues are currently derived from Medicare Part B reimbursement. These developments will have a materially adverse effect on future sales of the Company. In addition, the Company believes that the Medicare Part A reimbursement system for nursing home patients is likely to be modified. It is anticipated that the new system will move away from current cost-based reimbursement towards a managed care model with block awards to fewer regional administrators who will rely on fewer suppliers. The impact of any such changes is difficult to determine. Medicare Part A reimbursement currently represents less than 10% of Vivax's revenues. However, any reduction in coverage or reimbursement rates will have a material averse effect on the Company's result of operations.

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

Research and Development

     During the years ended December 31, 1995 and 1996, the Company expended approximately $298,000 and $487,000, respectively on research and development activities. The objective of the Company's research and development program has been to complete development of its Patient mobility system, achieve manufacturing efficiencies to make it commercially acceptable, improve its reliability and maintainability and to develop additional patient transfer capabilities to improve the applicability and appeal of Novabed(R). The Company has also developed a pre-production model of a powered wheelchair which is compatible with Novabed(R).

Manufacturing

     In the fourth quarter of 1995, the Company moved most of its manufacturing and assembly operations into an approximately 27,750 square foot facility in Bristol, Connecticut. This move consisted of relocating certain equipment from Hauppauge, New York, which was accomplished at an immaterial cost. The Company's New York facility was adequate for the manufacture of only about 150 beds per year. The New York facility phased out its manufacturing operations as the Connecticut facility developed and as of July 1, 1996 the New York facility was used primarily for research and development. The corporate offices were transferred to Bristol, Connecticut.

     Nova purchases off-the-shelf components such as motors, actuators and mattresses, as well as special items such as seat cushions, commode seats and certain electronic and manufactured parts. The Company manufactures other remaining parts and components in-house. The Novabed(R) is then assembled and tested in accordance with defined quality control procedures. The Company's Connecticut facility has a production capacity of approximately 1,500 Novabeds(R) per year. The Company currently has 14 employees at its Connecticut facility and plans to hire more as production requirements increase.

Patents and Trademarks

     The Company has been issued 20 United States patents related to its patient transfer system and bed sore prevention. These patents expire commencing in 2005 through 2014. Three additional patent applications relating to transfer system design and associated products are pending. The Company has also filed a total of 22 patent protection applications in five European countries, Japan, and Canada and plans to file additional applications in both the United States and other countries.

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

Government Regulation

     The Company's patient transfer system is a "medical device" subject to regulation by the United States Food and Drug Administration (the "FDA"). As in the case with other medical devices, manufacture of such systems are subject to certain "good manufacturing practices" promulgated by the FDA and the Company is subject thereto with regard to the manufacture of its patient transfer systems. The Company believes that it is in compliance with such regulations. The Company received pre-market 510(k) approval for Novabed(R) from the FDA in October 1987. Since the date of such approval the Company has made a number of modifications to the Novabed(R). Such modifications generally comprise cost efficiencies and operational improvements. The Company believes that these modifications individually and in the aggregate, do not significantly affect the safety or effectiveness of the Novabed(R) as described in its original 510(k) application to the FDA. An updated version containing these modifications was submitted in a 510(k) application to the FDA and approval was obtained on January 22, 1997.

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

Employees

     At the end of December 1996 the Company had twenty-two full-time employees, including four executive officers, working for Nova and thirteen full-time employees devoted to the Vivax business. The Company also employs part-time technicians, when needed. The Company anticipates hiring additional manufacturing personnel as necessary to meet production requirements.

Approvals and Certifications

     The patient transfer system has been tested and examined by ETL Testing Laboratories, Inc. and found to comply with the applicable requirements of the Standard for Personal Care and Health Care Applications - UL1431, for Motor Driven Appliances - UL73, and the Standard for Medical and Dental Equipment - UL544.

Therapy Concepts Agreement

     On January 13, 1997, the Company signed an agreement that provides it with an option to purchase Therapy Concepts, Inc. ("Therapy") a manufacturer and distributor of air therapy support surfaces and other related medical products with approximately $10 million in annual revenues.

Under the terms of the agreement, Nova has the right to purchase and Therapy has the right to sell either or both the manufacturing and the distribution business of Therapy at a purchase price based on a multiple of earnings before interest, taxes and depreciation (EBITD) for the 12 months preceding the exercise of the option. The term of the option period is from December 1, 1997 to October 1, 1999. In order to exercise its option, Nova must obtain an additional $10 million of equity and be listed on the NASDAQ national market system.

Nova issued warrants to Therapy's stockholders to purchase 250,000 shares of Nova's common stock at an exercise price of $2.00 per share for the option to purchase Therapy. Nova has also agreed to issue to Therapy's stockholders, upon exercise of an option, warrants to purchase up to an additional 750,000 shares of Nova's common stock at an exercise price of $2.00 per share based on Therapy obtaining an EBITD of $2,000,000. Stock purchased pursuant to these warrants shall apply toward the purchase of Therapy. Nova will receive an additional credit against the purchase price, not to exceed the lesser of $1 million or the purchase price, for any gain with respect to the warrants as of the closing of the exercise of an option. Up to one-half of the balance of the purchase price may be paid in common stock of Nova at Nova's option.

The Agreement also encompasses: a product development arrangement whereby Therapy will develop and manufacture new propietary products for Nova; a manufacturing supply arrangement whereby Nova will purchase certain of Therapy's current products on an agreed upon cost plus basis; and a distribution agreement whereby Therapy has agreed to purchase $1.1 million in Novabeds (over a 24 month period) and has been given the exclusive right to distribute Nova's products in the state of Ohio.

Item 2.  DESCRIPTION OF PROPERTY

         The Company leases 7,500 square feet of space in Hauppauge, New York which was used for corporate offices, administration, manufacturing, warehousing and research and development. The lease, which provided for a monthly rental of $4,375, was closed on March 31, 1997. In May 1997 the Company will open a 1500 square foot facility for research and development in Brentwood, New York.

         The Company leases approximately 27,750 square feet of space in Bristol, Connecticut which is used for fabricating, assembly, shipping, warehousing and administration. The lease, which provides for a monthly rental of $11,563 is for a term of five years commencing September 1, 1995 and ending August 31, 2000. The Company is required to pay its proportionate share of the landlord's real estate taxes, insurance and common area maintenance charges. The Company has an option to renew the lease for an additional five years and in March 1997 exercised its right to lease an additional 2,250 square feet of the building.

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

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         (a) The Company's Common Stock, $.01 par value, commenced trading on March 30, 1992 and is traded sporadically on the OTC Bulletin Board under the symbol "NOTL". The high and low bid information for the specified quarterly period as reported on a computer database is set forth below:


                             1996                      1995
                       --------------             --------------
                        High     Low               High     Low
-----------------      ---------------------------------------------------------
First Quarter          2 3/4     2 1/4              2        2
Second Quarter         2 1/2     2 1/4              2        2
Third Quarter          3 1/2     2 1/8              2 3/4    2
Fourth Quarter         2 7/8     2                  2 3/4    2 1/2

--------------------------------------------------------------------------------


     The above bid quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions.

     (b) At December 31, 1996, there were approximately 375 record holders of the Company's Common Stock.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company, from its inception on January 23, 1984 through the fiscal year ended December 31, 1994 had been engaged primarily in research and development of its NOVABED(R) Patient Mobility System and in raising capital to design and develop a marketable product. The Company had been classified as a development stage enterprise since substantially all of its efforts were devoted to research and development and to establishing a new business and there were no significant revenues. In 1994, the Company began taking orders for Novabed units and in June 1994, the Company shipped the first order of Novabed units since its inception and recorded sales of $233,000 in the year ended December 31, 1994 and sales of $220,000 in the year ended December 31, 1995.

        Since January 1, 1995, the Company is no longer classified as a development stage enterprise. As of December 31, 1996 it had entered into seven distributorship agreements providing for the sale and shipment of Novabeds to each distributor and the granting of an exclusive sales territory to each distributor.

        On June 14, 1996, the Company, through a wholly owned acquisition corporation i.e. Vivax Medical Corp. ("Vivax") acquired all of the outstanding capital stock of Comed Systems, Inc. ("Comed") in exchange for 600,000 shares of the Company's common stock and two $750,000 promissory notes. On December 30, 1996, $450,000 of one of the notes was exchanged for 225,000 shares of the Company's common stock.

        Prior to the acquisition of Comed by Nova, Comed was an independent distributor of Nova products. The distribution agreement between Nova and Comed was terminated in connection with the acquisition of Comed by Nova. It is anticipated that Nova will sell its products to Comed (now Vivax) on substantially the same terms that Nova sells its products to Nova's independent distributors. Historically, margins have been greater in the business of distributing specialty medical beds than in the business of manufacturing specialty medical devices for sale to distributors. Accordingly, the Company anticipates that the acquisition of Vivax will have a positive impact on revenues, income and the Company's margin.

        Comed Systems, Inc. (now Vivax) was incorporated in December 1989 and began operations in mid 1991 to distribute specialized beds and support surfaces in eastern New England. These devices are utilized to manage the treatment and prevention of pressure wounds, burns, trauma and pain control. The initial distribution of these products was to the acute and acute rehab facilities. The initial products being distributed were manufactured by Health Products of Houston, Texas.The company later distributed products manufactured by Sunrise

Medical, Cardio System, Huntleigh, Creative Medical and Nova Technologies
Inc. The company would purchase the products which ranged in price from $3,000 to $25,000. The device would then be rented on a daily basis to the facility. The initial financing was provided by a loan from an officer and a Small Business Administration ("SBA") backed loan for $500,000 through the Hampton Coop Bank. The SBA loan was paid in full in January 1995 and the loan to the officer was paid in full in May 1996.

Results of Operations

      In the year ended December 31, 1996 the Company recorded sales of $1,651,000 and incurred a net loss of $2,054,000 ($.33 per share)compared to sales of $220,000 and a net loss of $1,302,000 ($.27 per share) in the year ended December 31, 1995. The results of 1996 include the operations of Vivax since its acquisition on June 14, 1996; as a result of the acquisition, the comparison between 1996 and 1995 periods may not necessarily be meaningful.

        The increase in sales of $1,431,000 is due to the acquisition of Vivax ($1,119,000) and increased Nova sales ($312,000). Nova incurred a loss for the year of $2,191,000 which was partly offset by a profit in Vivax, from June 14 through December 31 in the amount of $137,000.

        In the year ended December 31, 1996 the Company's cost of sales exceeded its sales and the Company sustained a gross loss of $101,000 compared to a gross loss of $478,000 in the year ended December 31,1995. Vivax's gross profit of $739,000 was offset by a $840,000 gross loss by Nova. In September 1995, Nova opened its new 28,000 square foot manufacturing facility in conjunction with the completion of an equity and debt financing package (the "1995 Financing"). The new manufacturing facility was necessary to enable Nova to meet its manufacturing requirements and sales objectives. Initially, production levels at the new facility have not been high enough to absorb the higher overhead incurred in the new facility and the cost of servicing units sold has increased as more units are shipped to customers. Manufacturing in the Hauppauge facility was shut down at the end of June 1996. As production and sales levels increase the Company expects Nova's gross losses to diminish and thereafter rising gross profits, although no assurance can be given that Nova will be able to achieve such satisfactory production and sales levels.

        Research and development expenses increased $189,000 from $298,000 in 1995 to $487,000 in 1996. The increase is attributable to the transfer of an officers's primary responsibility in the third quarter of 1996 from administrative to research and development, the change in the Hauppauge facility's function from manufacturing to research and development, consulting fees and increased wages and expenses applicable to research and development efforts both before and after the change in the Hauppauge facility's function from manufacturing to research and development.

        General, administrative and marketing expenses increased $760,000 from $506,000 in 1995 to $1,266,000 in 1996. The increase is attributable to expansion of the sales force ($95,000), increases in officers' salaries ($28,000), professional fees ($61,000) and greater travel and entertainment and sundry expenses in connection with marketing and public relations ($44,000). In addition, Vivax expenses since the acquisition on June 14,1996 aggregated $532,000 of which $37,000 was attributable to the amortization of goodwill incurred in connection with the acquisition of Comed.

        Interest expense increased $212,000 from $34,000 in 1995 to $246,000 in 1996, of which approximately $130,000 is attributable to interest on new debt and amortization of financing costs incurred in the 1995 Financing and $70,000 is attributable to interest on notes payable issued in conjunction with the acquisition of Comed. Interest and other income in 1996 increased to $45,000 from $13,000 in 1995 due to increased interest income on larger balances available for investment in money market securities and local employment incentive payments.

         As a result of the issuance of common stock the weighted average number of common shares used in computing loss per share increased from 4,783,000 at December 31, 1995 to 6,170,000 at December 31, 1996.

Liquidity and Capital Resources

        During 1996 the Company (including Vivax for the period from June 14, 1996 through December 31, 1996) used net cash in operating activities aggregating $1,664,000. The increase in funds used in operating activities is the net result of the increase in net loss and increases in inventory and accounts receivable less depreciation and increased liabilities. The Company purchased equipment aggregating $264,000 (of which $160,000 was used in the Bristol facility). In the prior year equipment purchases were $73,000.

        In 1996 net cash provided by financing activities aggregated $1,865,000 compared to $1,667,000 in the prior year. In 1996, the Company received proceeds of $1,100,000 from borrowing under the 1995 Financing, net proceeds of $964,000 from the sale of common stock and $250,000 from Northern Associates, L.P. ("Northern") under a Loan and Security Agreement dated July 15, 1996 which was repaid on November 1,1996. During the period the Company repaid officers' loans aggregating $175,750 pursuant to an amendment to a subordination agreement executed in connection with the 1995 Financing permitting the substitution of deferred compensation for notes payable.

        During 1995 the Company used net cash in operating activities aggregating $1,210,000. The cash was primarily used to fund increases in inventory and other assets as the Company began to utilize the monies received in the 1995 Financing. Proceeds from the sale of common stock net of issuance costs aggregated $1,525,000 and proceeds from borrowing net of deferred financing costs aggregated $42,000. In January 1995 the Company received $99,600 from the purchase of 73,752 shares of Common Stock by holders of warrants issued in 1990 with an exercise price of $3.00 per share and an expiration date of December 31, 1994, which expiration was extended to January 20, 1995 at a revised exercise price of $1.35 per share. The remaining warrants to purchase 77,391 shares of common stock on the same terms were not exercised and were permitted to lapse.

        As of September 5, 1995, the Company negotiated an equity and debt financing package (the "1995 Financing") consisting of the following:


        1. $888,280 in net proceeds after finder's fees and expenses, from the sale of 900,901 shares of restricted Common Stock at a price of $1.11 per share.


        2. $1,000,000 loan facility from the People's Bank ("Peoples") under a two year revolving line of credit collateralized by a first lien on accounts receivable and inventory and a cash collateral account. Nova is required to maintain an amount equal to the estimated annual debt service on the outstanding People's loan in such cash collateral account. This loan bears interest at People's prime rate plus 1.50%. Advances shall not exceed 80% of eligible accounts receivable plus 50% of eligible inventory. Eligible accounts receivable and eligible inventory only include accounts receivable and inventory related to Nova's Connecticut facility and do not include accounts receivable and inventory of Vivax. Although, Peoples had no obligation to advance funds until the $100,000 loan from the Connecticut Development Authority ("CDA") and the $200,000 loan from the Department of Economic and Community Development ("DECD") had been fully funded, Peoples agreed to waive such conditions because the Company temporarily deferred the purchase of capital equipment to be purchased with CDA and DECD loans. During 1996, the Company borrowed $250,000 in May and $10,000 in September. The Company estimates that as of December 31, 1996 it had utilized all of its available borrowing under the Peoples facility.


       3. $750,000 loan from CII maturing on September 5, 2001. The loan bears interest at 10% and is collateralized by all of the Company's assets, including a first lien on its intellectual property, a third lien behind People's Bank and three of the Company's distributors on accounts receivable and inventory and a first lien on all other assets. Interest only is payable semi-annually commencing on the earlier of (i) September 5,1998 or (ii) the date the Company declares any dividend or repurchases any of its outstanding stock. The loan was funded upon achievement of certain milestones and advances of $100,000, $250,000, $150,000 and $250,000 were received by the Company on September 5, 1995, January 26, 1996, March 26,
            1996
    and June 14, 1996. In connection with this loan, CII received warrants to purchase 300,000 shares of Common Stock at $1.11 per share. Such warrants vested pro rata as the CII loan was advanced. The warrants to purchase 300,000 shares have been valued at $116,800 using the Black-Scholes pricing model and the fair market value of the Common Stock at the time of granting of the warrants.

4. $100,000 loan from CDA for the purchase of capital equipment, maturing on September 1, 2002. The loan bears interest at 7.94% and is collateralized by a first lien on the equipment purchased with the proceeds. The loan is payable in equal monthly installments of principal and interest commencing October 1, 1998 in an amount sufficient to fully amortize the loan over its remaining term. If the Company's full time employment in Connecticut is less than 67 jobs after February 1, 1998, then the Company must repay $1,500 of the loan for each job below such number and the interest rate will be adjusted upward based on a sliding scale which increases based on the number of jobs below such employment target. CDA also received warrants to purchase 45,000 shares of Common Stock at $2.50 per share in exchange for a guarantee securing the People's loan up to a maximum of $400,000. The funds of this loan were advanced to the Company in December 1996.

5. $200,000 loan from DECD for the purchase of capital equipment, maturing ten years from the date of the first advance. This loan bears interest at 5% and is collateralized by a first lien on the equipment to be purchased with the proceeds. The funds of this loan were advanced to the Company in January 1997.

6. $100,000 grant from the town of Bristol, Connecticut to help the Company relocate its primary manufacturing operations to Bristol, of which $50,000 was paid in October 1995 and $50,000 will be paid upon achievement by the Company of certain employment levels at its Bristol facility.

7. Warrants to purchase an aggregate of 60,000 shares, collectively, of Common Stock at a price of $2.50 per share and a security interest in the Company's accounts receivable and inventory (which lien is subordinate to the lien of People's Bank ) were given to Comed (now Vivax), Innovative Medical Systems, Inc. ("Innovative") and Advanced Therapeutics, Inc. ("Advanced"), three of the Company's distributors, in exchange for each of them agreeing to issue $200,000 letters of credit securing the People's loan up to a maximum of $600,000. The bank has agreed to accept substitute collateral from the Company and to release these letters of credit. The Company and Innovative and Advanced also entered into an agreement allowing such distributors to purchase, and allowing the Company to require such distributors to purchase, under certain circumstances an aggregate of up to 126,667 shares of restricted Common Stock at a price of $1.50 per share. The call was exercised by the distributors in September 1995 and the Company received proceeds of $100,000 in 1995,$50,000 in January 1996 and $40,000 in March 1996. Pursuant to the financing agreement with Peoples, the proceeds received from the distributors reduced their obligations to maintain letters of credit and are being held in a restricted cash account for the benefit of People's Bank. Pursuant to the put/call agreement, the number of warrants issued to the distributors was reduced by 19,000. The remaining warrants to purchase an aggregate of 41,000 shares of Common Stock were allowed to expire by the warrant holders.

  The various creditors involved in the 1995 Financing, the Company, Charles F. Chubb and Paul DiMatteo have entered into agreements (the"Intercreditor Agreements") which, among other things, clarify the priority of each creditor's lien on the assets of the Company, limit the ability of the creditors to transfer their financing interests in the Company or amend their financing documents without obtaining the consent of CII and People's Bank and establish restrictions and priorities with respect to payments and exercise of remedies. These liens do not relate to assets of Vivax. A lien on all of the assets of Vivax was granted as security for the Acquisition Debt.

  As of December 31, 1996, the Company had borrowed $260,000 under the revolving line of credit and $100,000 under the equipment loans. In January 1997 the Company borrowed the remaining $200,000 available under the equipment loans. At December 31, 1996 the Company (including Vivax) had a net worth of $2,009,000, net rental equipment of $936,000, working capital of $794,000, including unrestricted cash of $374,000, accounts receivable of $582,000 and inventory aggregating $584,000.

  At December 31, 1995, the Company had a net worth of $584,000, working capital of $642,000, including unrestricted cash of $486,000, accounts receivable of $45,000 and inventory aggregating $333,000.

  The Company has expended approximately $188,000 to purchase furniture and equipment for its new manufacturing facility in Bristol, Connecticut. Manufacturing operations commenced in November 1995 and at December 31, 1996 the Company employed 14 workers in this facility, including assemblers, supervisors, a purchasing agent, an administrative assistant and executive officers. The Company has no material commitments for capital expenditures. The Company is planning to seek additional distributors and has accelerated product engineering research and development.

  The financing arrangements with CDA and DECD, both of which are instrumentalities of the State of Connecticut, provide that the Company must prepay such loans together with a prepayment penalty equal to 7.5% of the loans and the guaranty, if the Company physically transfers the operations of its business located in Connecticut outside of Connecticut within 10 years.

         The CII loan agreement requires, with certain exceptions, that the Company maintain a "Connecticut presence" by basing at least 50% of its officers and a majority of its employees in Connecticut, as well as conducting the majority of its operations in Connecticut. The Company is currently in compliance with this requirement. The CII loan agreement contains a mandatory prepayment provision in the event the Company ceases to maintain a Connecticut presence, the Company sells Common Stock for its own account in an underwritten public offering (which was waived for the September 1996 Registration) or there is a change in control of the Company or its assets. This provision includes a prepayment penalty in an amount equal to the greater of (i) an amount sufficient to provide a rate of return of 25% compounded annually or (ii) the excess of the market price of the Common Stock underlying the warrant granted to CII over the exercise price of such warrant. The grant from the City of Bristol must be prepaid if prior to August 8, 2005, the Company relocates 60% of the equipment or employees of its manufacturing operations outside of Bristol or the Company defaults in payment of property taxes due to Bristol. The Company has treated the $50,000 grant paid by the City of Bristol as a grant award, to be recorded as income at a later date, if applicable. In order to comply with these requirements, the Company established its manufacturing facility in Bristol, Connecticut.

        The Company's loan agreement with People's Bank requires that the Company satisfy at the end of each quarter certain financial covenants as set forth below:

CAPTION>
                                  REQUIRED            ACTUAL
Min. Working Capital               $750,000          $794,007
Min. Current Ratio              1.75 to 1.00      1.48 to 1.00
Min. Capital Funds               $1,300,000        $1,736,614
Max. Unsubord.Debt Ratio        2.50 to 1.00      1.30 to 1.00

     For purposes of the agreement, "Working Capital" is defined as current assets minus current liabilities, "Current Ratio" is defined as current assets divided by current liabilities, "Capital Funds" is defined as the sum of tangible net worth plus subordinated debt minus the sum of intangible assets plus loans to officers, directors, employees and affiliates, and "Unsubordinated Debt Ratio" is defined as a total unsubordinated debt divided by total capital funds. At December 31, 1996, the Company was not in compliance with the Minimum Current Ratio covenant. The bank has agreed to waive this covenant at December 31, 1996 and the Company is currently in discussion with People's Bank with regard to changes in the financial covenants. The People's Bank loan is secured in part by three letters of credit which must be replaced or extended for an additional year. The Bank has agreed to accept substitute collateral from the Company and to release these letters of credit. The Company is in discussion with People's Bank with regard to changing the requirement for the letters of credit. Failure to satisfy any of these financial covenants or a failure to replace or renew the letters of credit constitutes a default under the People's Bank financing which allows People's Bank to terminate its obligation to provide financing to the Company and to accelerate all loans outstanding to the Company. A default under the People's Bank financing also constitutes a default under the Company's other financing arrangements. The Company estimates that it will require approximately $2.0 million of additional financing to finance its operations over the 12 month period following December 1996, including the payment of the $350,000 note of Vivax due July 1, 1997,and to comply with the financial covenants contained in the People's Bank loan agreement.

        In connection with the acquisition of Comed, Vivax issued two promissory notes of $750,000 each to Douglas and Donna Drew, the former shareholders of Comed, which are guaranteed by the Company. The first note bears interest at the rate of 8%, payable at maturity. The maturity date of the note was extended from June 14, 1997 to July 1,1997. On December 30, 1996 $450,000 of the note was converted to 225,000 shares of the Company's common stock. The second note bears interest at 8%, requires quarterly interest payments and matures on January 1, 2001. Principal payments are due quarterly 60 days following each of the first three calendar quarters and 110 days following the fourth calendar quarter, commencing with the calendar quarter ending December 31, 1997, in an amount equal to the lesser of(i) $37,000 or (ii) 25% of the operating income of Vivax during the prior calendar quarter. Both notes are secured by a second lien on the accounts receivable and inventory of Vivax and a second lien on Nova's intellectual property.

        In connection with the 1995 Financing, Comed (now Vivax) posted an irrevocable letter of credit to People's Bank on behalf of Nova for $200,000 which expired in September 1996. Vivax's obligation to reimburse the bank which posted the letter of credit was secured by a first lien on Vivax's accounts receivable and inventory. Nova's obligation to reimburse Vivax was secured by a second lien on Nova's accounts receivable and inventory.

     On July 15, 1996, the Company obtained a $250,000 loan from Northern Associates, L.P., ("Northern") an affiliate of Time Capital Securities Corporation ("Time Capital"). The note bears interest at the rate of 10% per annum payable in registered Common Stock. The loan was repaid by the Company on November 1, 1996. The Company delivered 2,500 shares of common stock to the lender as a fee. Interest on the loan and the placement fee in connection therewith was discharged with 5,525 shares of common stock.

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

     At December 31, 1996 an $800,000 subscription receivable for the sale of 400,000 shares of the Company's common stock was outstanding. The Company received net proceeds of this subscription in the first quarter of 1997 aggregating $720,000.

     The Company has received reports on its financial statements from its independent auditors which include an explanatory paragraph indicating that substantial doubt exists about the ability of the Company to continue as a going concern. The factors referenced by the auditors include the Company's recurring operating losses and the need for additional financing for commercial exploitation of its product. The Company estimates that it will need to obtain additional equity or debt contributions of at least $2,000,000 to finance its operations over the 12 month period following December 1996. These estimates are generated from an internally prepared business plan. In the month of October 1996 Time Capital purchased 500,000 shares of the Company's Common Stock at $2 per share and remitted net proceeds to the Company of $900,000. The Company has also entered into an agreement with Time Capital for it to act as the Company's exclusive agent to assist in arranging for one or more qualified broker dealers to serve as the underwriter(s) on behalf of the Company in connection with a public offering of Common Stock. The Company also has verbal agreements with two finders, one of whom is Arlindo Jorge, a director of the Company, pursuant to which it will pay a commission of 10% of the proceeds of private placement sales obtained by the finders. There can be no assurance that the Company's estimates will prove to be accurate, that the Company will be able to raise such additional capital or that the Company's existing distributors will fulfill their minimum purchases. If such contingencies are not realized, the Company would have to drastically reduce its staff and curtail manufacturing operations which may result in a default under and acceleration of the Company's loan obligations and, ultimately, bankruptcy and/or the discontinuance of operations.




                          PART II.  OTHER INFORMATION
                                    -----------------

                               Not Applicable

Item 7.  FINANCIAL STATEMENTS

PAGE              Table of Contents
----              -----------------

F-1               Report of Independent Auditors.

F-2               Consolidated Balance Sheets as at December 31, 1996 and
                  December 31, 1995.

F-3 Consolidated Statements of Operations for the two years ended December 31, 1996.

F-4 Consolidated Statements of Changes in Stockholders' Equity for the two years ended December 31, 1996.

F-5 Consolidated Statements of Cash Flows for the two years ended December 31, 1996.

F-6               Notes to Financial Statements.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Nova Technologies, Inc.
Hauppauge, New York

        We have audited the accompanying consolidated balance sheets of Nova Technologies, Inc. and subsidiary as at December 31, 1996 and December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Nova Technologies, Inc. and subsidiary as at December 31, 1996 and December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended in conformity with generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring operating losses and will require additional financing for the commercial exploitation of its patient transfer system. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Richard A. Eisner & Company, LLP

New York, New York
March 20, 1997



With respect to Note 10[b]
April 15, 1997

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31,
                                                                                       ---------------------------------------
                                       A S S E T S                                           1996                   1995
                                       -----------                                     -----------------     -----------------
                                        (Note 10)
Current assets:
   Cash and cash equivalents (Note 2[f]).........................................      $       373,526       $       485,819
   Inventories (Notes 2[b] and 4)................................................              584,026               332,995
   Accounts receivable (net of reserve for doubtful
     accounts of $193,484 in 1996)...............................................              581,815                45,155
   Prepaid expenses and other current assets.....................................               95,278                71,185
   Subscription receivable.......................................................              800,000                90,000
                                                                                       -----------------     -----------------
          Total current assets...................................................            2,434,645             1,025,154

Restricted cash (Note 10[b]).....................................................              216,300               100,000
Rental equipment (net of accumulated depreciation of
   $222,576) (Note 2[c]).........................................................              935,821
Equipment and leasehold improvements (net of accumulated
   depreciation and amortization of $294,954 in 1996 and
   $226,576 in 1995) (Note 2[d]).................................................              319,905               136,256
Deposits and other assets........................................................               93,868                64,931
Deferred financing costs (Note 10)...............................................               54,083                69,852
Excess of cost over fair value of assets acquired (net of
   accumulated amortization of $37,151) (Note 2[e])..............................            1,296,591
                                                                                       -----------------     -----------------
          T O T A L..............................................................      $     5,351,213       $     1,396,193
                                                                                       =================     =================
                                  L I A B I L I T I E S
                                  ---------------------
Current liabilities:
   Accounts payable and accrued expenses.........................................      $       705,105       $       296,339
   Income taxes payable..........................................................               30,000
   Notes payable - bank..........................................................              260,000
   Notes payable - stockholders (including accrued
     interest of $35,359) (Note 5)...............................................              134,609
   Notes payable - acquisition debt (Note 3).....................................              300,000
   Deferred officers' compensation (including accrued
     interest of $10,341 in 1996 and $684 in 1995)...............................              210,924                86,767
                                                                                       -----------------     -----------------
          Total current liabilities..............................................            1,640,638               383,106

Note payable - CII (including accrued interest of $62,616 and $3,213 and net of deferred debt discount of $99,298 and $15,111 in 1996 and 1995, respectively)
   (Note 10[a])..................................................................              713,318                88,102
Notes payable - stockholders (including accrued interest
   of $15,779) (Note 5)..........................................................                                    290,779
Note payable - acquisition debt (including accrued
   interest of $35,000) (Note 3).................................................              785,000
Note payable - CDA (including accrued interest of
   $243) (Note 10[c])............................................................              100,243
Deferred tax liability...........................................................               30,000
Grant award and other liabilities (Note 10[e])...................................               73,124                50,000
                                                                                       -----------------     -----------------
          Total liabilities......................................................            3,342,323               811,987
                                                                                       -----------------     -----------------
Commitments (Note 11)
                                  STOCKHOLDERS' EQUITY
                                  --------------------
                                        (Note 1)
Preferred stock (Note 7)........................................................
Common stock - $.01 par value; 14,000,000 shares
   authorized; 7,669,657 and 5,791,083 shares issued and
   outstanding, respectively....................................................                76,697                57,911
Additional paid-in capital......................................................            13,307,542             9,847,887
Deficit.........................................................................           (11,375,349)           (9,321,592)
                                                                                       -----------------     -----------------
          Total stockholders' equity............................................             2,008,890               584,206
                                                                                       -----------------     -----------------
          T O T A L.............................................................       $     5,351,213       $     1,396,193
                                                                                       =================     =================

          Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Year Ended December 31,
                                                                                       ---------------------------------------
                                                                                             1996                  1995
                                                                                       -----------------     -----------------
Revenues:
   Net sales.....................................................................      $         531,498     $         220,368
   Rental income.................................................................              1,119,415                  --
                                                                                       -----------------     -----------------
          Total revenues.........................................................              1,650,913               220,368
                                                                                       -----------------     -----------------

Costs and expenses:
   Cost of revenues..............................................................              1,751,716               697,901
   Research and development expenses.............................................                486,635               297,780
   General, administrative and marketing expenses................................              1,265,646               506,124
                                                                                       -----------------     -----------------
          Total costs and expenses...............................................              3,503,997             1,501,805
                                                                                       -----------------     -----------------

(Loss) from operations before other income and (expenses)........................             (1,853,084)           (1,281,437)

Other income and (expenses):
   Interest and other income.....................................................                 44,830                13,201
   Interest and other expense....................................................               (245,503)              (33,972)
                                                                                       -----------------     -----------------

NET LOSS.........................................................................      $      (2,053,757)    $      (1,302,208)
                                                                                       =================     =================

Net loss per share (Note 2)......................................................      $            (.33)    $            (.27)
                                                                                       =================     =================

Weighted average number of common shares outstanding (Note 2)....................              6,171,646             4,783,050
                                                                                       =================     =================

          Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               Common Shares
                                                                Outstanding
                                                        ------------------------   Additional
                                                         Number of                   Paid-in
                                                          Shares        Amount       Capital          Deficit           Total
                                                        -----------   ----------   ----------      -------------    ------------
Balance - December 31, 1994.......................      4,295,365      $42,954     $ 7,274,428     $ (8,019,384)    $   (702,002)

Year ended December 31, 1995:
   Exercise of warrants...........................         73,752          737          98,828                            99,565
   Issuance of common stock.......................      1,361,966       13,620       1,677,977                         1,691,597
   Costs incurred in connection with issuance of
     common stock.................................                                    (166,778)                         (166,778)
   Value assigned to warrants given in connection
     with financing (Note 10).....................                                      28,000                            28,000
   Subscription receivable........................         60,000          600          89,400                            90,000
   Value assigned to warrants given to employees..                                      24,681                            24,681
   Waiver of prior years deferred compensation
     and forgiveness of debt to officers..........                                     762,851                           762,851
   Waiver of deferred compensation to officers -
     current year.................................                                      58,500                            58,500
   Net loss for the year ended December 31, 1995..                                                   (1,302,208)      (1,302,208)
                                                       ----------     --------    ------------     -------------    ------------

Balance - December 31, 1995.......................      5,791,083       57,911       9,847,887       (9,321,592)         584,206

Year ended December 31, 1996:
   Issuance of common stock.......................        618,500        6,185       1,226,835                         1,233,020
   Costs incurred in connection with issuance of
     common stock.................................                                    (349,118)                         (349,118)
   Value assigned to warrants given in connection
     with financing (Note 9)......................                                     100,800                           100,800
   Subscription receivable........................        400,000        4,000         796,000                           800,000
   Common stock issued for acquisition of
     subsidiary...................................        600,000        6,000       1,194,000                         1,200,000
   Conversion of notes payable into common stock..        225,000        2,250         447,750                           450,000
   Common stock issued for services rendered and
     director fees................................         35,074          351          43,388                            43,739
   Net loss for the year ended December 31, 1996..                                                   (2,053,757)      (2,053,757)
                                                       ----------     --------    ------------     -------------    ------------
BALANCE - DECEMBER 31, 1996.......................      7,669,657      $76,697     $13,307,542     $(11,375,349)    $  2,008,890
                                                       ==========     ========    ============     =============    ============

     Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Year Ended December 31,
                                                                                              -------------------------------------
                                                                                                   1996                   1995
                                                                                              ---------------        --------------
Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(2,053,757)          $ (1,302,208)
   Adjustments to reconcile net loss to net cash (used in) operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          399,263                 90,344
     Value assigned to warrants given to employees of the Company . . . . . . . . . . . . .                                  24,681
     Increase in grant award. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                  50,000
     Waiver of deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . .                                  58,500
     Common stock issued for services rendered and director fees. . . . . . . . . . . . . .           43,739
     Changes in operating assets and liabilities, net of effects from purchase of subsidiary:
         (Increase) in inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (43,391)              (126,889)
         (Increase) in accounts receivable, prepaid expenses and other current assets . . .         (322,775)              (100,428)
         (Increase) in restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . .         (116,300)              (100,000)
         Increase in accounts payable and accrued expenses. . . . . . . . . . . . . . . . .          156,215                108,686
         Increase in deferred officers' compensation. . . . . . . . . . . . . . . . . . . .          114,500                 67,466
         Increase in accrued interest payable . . . . . . . . . . . . . . . . . . . . . . .          158,883                 19,676
                                                                                                 ------------           ------------
          Net cash (used in) operating activities . . . . . . . . . . . . . . . . . . . . .       (1,663,623)            (1,210,172)
                                                                                                 ------------           ------------

Cash flows from investing activities:
   Purchase of equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (264,271)               (72,786)
   Cost of acquisition net of cash acquired . . . . . . . . . . . . . . . . . . . . . . . .          (49,305)
                                                                                                 ------------           ------------
          Net cash (used in) investing activities . . . . . . . . . . . . . . . . . . . . .         (313,576)               (72,786)
                                                                                                 ------------           ------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable. . . . . . . . . . . . . . . . . . . . . . . . .        1,260,000                200,000
   Proceeds from sale of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,233,020              1,691,597
   Issuance costs incurred in sale of common stock. . . . . . . . . . . . . . . . . . . . .         (269,118)              (166,778)
   Proceeds from exercise of warrants . . . . . . . . . . . . . . . . . . . . . . . . . . .                                  99,565
   Repayment of notes payable - officers. . . . . . . . . . . . . . . . . . . . . . . . . .         (175,750)              (100,000)
   Repayment of notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (250,000)
   Deferred financing costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (23,246)               (57,852)
   Decrease in subscription receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .           90,000
                                                                                                 ------------           ------------

          Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . .        1,864,906              1,666,532
                                                                                                 ------------           ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . .         (112,293)               383,574
Cash and cash equivalents at beginning of year. . . . . . . . . . . . . . . . . . . . . . .          485,819                102,245
                                                                                                 ------------           ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR. . . . . . . . . . . . . . . . . . . . . . . . . .      $   373,526            $   485,819
                                                                                                 ============           ============
Supplemental disclosures of cash flow information:
   Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    18,723             $    3,575
   Noncash transactions:
     Forgiveness of debt owed to officers . . . . . . . . . . . . . . . . . . . . . . . . .                                 762,851
     Subscription receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          800,000                 90,000
     Value of warrants given in connection with financing . . . . . . . . . . . . . . . . .          100,800                 28,000
     Issuance of stock for acquisition of subsidiary. . . . . . . . . . . . . . . . . . . .        1,200,000
     Issuance of debt for acquisition of subsidiary . . . . . . . . . . . . . . . . . . . .        1,500,000
     Conversion of notes payable into common stock  . . . . . . . . . . . . . . . . . . . .          450,000

     Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 1) - The Company:
----------------------

         Nova Technologies, Inc. ("Nova") developed and manufactures an advanced patient transfer system and through its wholly owned subsidiary Vivax Medical Corp. ("Vivax") (together the "Company") operates a home healthcare business which sells and rents durable medical equipment to hospitals, nursing homes and individuals in the northeastern United States.

         The Company has experienced significant losses since inception. In order to achieve profitable operations, the Company will have to reach levels of manufacturing and sales of its patient transfer systems sufficient to cover its operating expenses. There is no assurance that the Company can establish profitable operations.

         The Company will require additional funding to meet its working capital requirements. In this regard management's plans are to obtain additional financing through equity offerings, debt financings, or joint venture arrangements. There is no assurance that such financing or joint venture arrangements will be consummated on terms acceptable to the Company.

(NOTE 2) - Summary of Significant Accounting Policies:
-----------------------------------------------------

         [a]  Principles of consolidation:
              ---------------------------

              The consolidated financial statements include the accounts of Nova and Vivax since its acquisition in June 1996. All significant intercompany transactions and accounts have been eliminated.

         [b]  Inventories:
              -----------

              Inventories are stated at the lower of cost (first-in, first-out) or market. In estimating the net realizable value of inventories, management considers technological obsolescence as a factor, based on industry trends and developments.

         [c]  Rental equipment:
              ----------------

              Depreciation of the cost of rental equipment, (i.e. medical equipment for use in home or hospital settings) is provided using the straight-line method over the equipment's estimated useful life of 3 to 5 years.

(continued)

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 2) - Summary of Significant Accounting Policies:  (continued)
-----------------------------------------------------

         [d]  Equipment and leasehold improvements:
              ------------------------------------

              Equipment (which includes internally constructed tooling with a remaining book value of $15,000 in 1996 and $51,000 in 1995) is recorded at cost and depreciated on the straight-line method over their estimated useful lives of 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

         [e]  Excess of cost over fair value of assets acquired:
              -------------------------------------------------

              The Company amortizes costs in excess of fair value of net assets of the subsidiary acquired using the straight-line method over a period of 20 years. Recoverability is reviewed periodically and whenever events or changes in circumstances indicate that the carrying amount may be impaired based on cash flows of the subsidiary.

         [f]  Cash flow statement:
              -------------------

              For purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         [g]  Net loss per share:
              ------------------

              Net loss per share has been computed based on the weighted average number of shares outstanding during each year. As required by the modified treasury stock method common stock equivalents have not been considered as their effect would be anti-dilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which will provide for the period ending December 31, 1997 a simplified standard for calculating earnings per share.

         [h]  Rent expense:
              ------------

              Rent expense for financial reporting purposes, is calculated by allocating total rental payments over the term of the lease on a straight-line basis.

         [i]  Revenue recognition:
              -------------------

              Revenues from product sales are recognized at the time of shipment and revenues from equipment rentals are recognized as the equipment is supplied. Equipment rentals are recorded at amounts estimated to be received under reimbursement arrangements with the medical facility or third party payors, including private insurers and Medicare. The Company operates in one segment, the sale and rental of advanced patient transfer systems and durable medical equipment to certain select healthcare providers and individuals.

(continued)

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 2) - Summary of Significant Accounting Policies:  (continued)
-----------------------------------------------------

         [j]  Use of estimates:
              ----------------

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

         [k]  Nonmonetary transactions:
              ------------------------

              The Company's policy is to record the issuance of common stock for services or to satisfy other obligations at the fair value of the common stock issued.

         [l]  Stock based compensation:
              ------------------------

              During 1996, the Company implemented Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net loss had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option plans (see Note 9).

         [m]  Deferred financing costs:
              ------------------------

              The Company amortizes the deferred financing costs of any financing, over the period in which the obligation matures.

         [n]  Warranty obligations:
              --------------------

              The Company provides a warranty on the sale of its products for a period of one year. Management estimates that the Company's obligations are insignificant.

         [o]  Patent costs:
              ------------

              Patent costs are being capitalized and amortized over 17 years.

              The Company estimates undiscounted future cash flows from products which are covered by these patents. An impairment in the patent would be recognized if those estimated future cash flows were less than the amortized costs.

         [p]  Research and Development:
              ------------------------

              Research and development costs are charged to expense as incurred.

(continued)

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 2) - Summary of Significant Accounting Policies:  (continued)
-----------------------------------------------------

         [q]  Concentration of credit risks:
              -----------------------------

              For the year ended December 31, 1996, approximately $280,000 (17%) of the Company's sales were to one customer. For the year ended December 31, 1995, sales to this customer and three others were, $64,596 (29%), $60,596 (28%), $36,194 (16%) and $30,045 (14%), respectively. This aggregated approximately 87% of the Company's net sales.

         [r]  Impairment of long-lived assets:
              -------------------------------

              The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121") during 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable assets and goodwill related to those assets. There was no financial statement impact from the adoption of SFAS 121.

         [s]  Reclassification:
              ----------------

              Certain items in the prior year have been reclassified to conform to the current year's presentation.


(NOTE 3) - Acquisition:
----------------------

         In June 1996, Nova, through a wholly owned subsidiary, acquired all of the outstanding capital stock of Comed Systems, Inc., now called Vivax, in exchange for 600,000 shares of Nova's common stock, and two $750,000 promissory notes issued by the acquisition corporation. The notes, which bear interest at 8% per annum, are guaranteed by Nova. The first note is due in June 1997 and the second note is due on January 1, 2001 subject to quarterly prepayment installments commencing December 31, 1997. Such installments are equal to the lesser of $37,500 or 25 percent of Vivax's operating income (as defined). On December 30, 1996 $450,000 of the first note was exchanged for 225,000 shares of Nova's common stock.

(continued)

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 3) - Acquisition:  (continued)
----------------------

         The acquisition was accounted for as a purchase. The purchase price paid for the net assets acquired was allocated in accordance with relative fair values as follows:

               Rental equipment. . . . . . . . . . . .   $1,084,000
               Property and equipment. . . . . . . . .       77,000
               Accounts receivable . . . . . . . . . .      267,000
               Inventory and equipment held for sale .      208,000
               Cash. . . . . . . . . . . . . . . . . .       31,000
               Excess of cost over fair value. . . . .    1,334,000
                                                         -----------

                         Total assets. . . . . . . . .    3,001,000

               Assumption of accounts payable. . . . .      (48,000)
               Assumption of other liabilities . . . .     (173,000)
                                                         -----------

               Net assets acquired . . . . . . . . . .   $2,780,000
                                                         ===========

               Acquisition costs . . . . . . . . . . .   $   80,000
               Notes payable issued. . . . . . . . . .    1,500,000
               Fair value of stock issued. . . . . . .    1,200,000
                                                         -----------

                                                         $2,780,000
                                                         ===========

         The following unaudited pro forma information assumes that the acquisition had taken place at the beginning of 1995:


                                                    Year Ended December 31,
                                                -------------------------------
                                                    1996               1995
                                                ------------       ------------
               Total revenue . . . . . . . .    $ 2,596,000        $ 2,462,000
                                                ============       ============

               Net (loss). . . . . . . . . .    $(2,046,000)       $(1,177,000)
                                                ============       ============

               Net (loss) per share. . . . .      $(0.32)            $(0.22)
                                                  =======            =======


(continued)

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 4) - Inventories:
----------------------

         Inventories consist of the following:

                                                                    December 31,
                                                       --------------------------------------
                                                          1996                        1995
                                                       -----------                 ----------
              Raw materials . . . . . . . .              $120,935                    $115,907
              Work in process . . . . . . .               121,251                     167,714
              Finished goods. . . . . . . .               341,840                      49,374
                                                       -----------                 ----------

                        Total . . . . . . .              $584,026                    $332,995
                                                       ===========                 ==========

(NOTE 5) - Notes Payable - Stockholders:
---------------------------------------

         Notes payable to stockholders consist of the following:

                                                                    December 31,
                                                       --------------------------------------
                                                          1996                        1995
                                                       -----------                 ----------
              Note payable - 11% - due on
                 October 1, 1997. . . . . .              $ 99,250                   $170,000
              Note payable - 12%. . . . . .                   -0-                    105,000
              Accrued interest. . . . . . .                35,359                     15,779
                                                       -----------                 ----------

                                                         $134,609                   $290,779
                                                       ===========                 ==========

         At the stockholder's discretion the note can be repaid in cash or he may elect to receive one three-year warrant in exchange for each dollar of debt, to purchase the Company's common stock at $1.50 per share. The note is subordinated to the borrowings under the People's Bank and Connecticut Innovations, Incorporated loan facilities (see Notes 10[a] and [b]). The notes payable to the stockholders previously aggregated $312,369 and were due in 1996. Of this amount, $37,369 of principal and $36,917 of interest was forgiven in 1995 (see Note 6).

(NOTE 6) - Waiver of Deferred Compensation and Forgiveness of Debt:
------------------------------------------------------------------

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

(continued)

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 6) - Waiver of Deferred Compensation and Forgiveness of Debt:
------------------------------------------------------------------
           (continued)

         These same officers waived the payment of a portion of their 1995 salaries in an amount aggregating $58,500, with a corresponding offset to additional paid-in capital.


(NOTE 7) - Redeemable Convertible Preferred Stock:
-------------------------------------------------

         The Company has 1,750,000 shares of preferred stock authorized; of which 500,000 shares have been designated as Series A Convertible Preferred Stock. None of these shares have been issued.


(NOTE 8) - Income Taxes:
-----------------------

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

         Components of income tax expense (benefit) are as follows:

                                                Year Ended December 31,
                                                -----------------------
                                                   1996         1995
                                                ----------   ----------
              Current:
                 Federal . . . . . . . . .        -               -
                 State . . . . . . . . . .    $ 30,000            -

              Deferred:
                 Federal . . . . . . . . .        -               -
                 State . . . . . . . . . .     <30,000>           -
                                              --------        -------
              Total provision for
                 income taxes. . . . . . .    $   -           $   -
                                              ========        =======

(continued)

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 8) - Income Taxes:  (continued)
-----------------------

         Expected tax (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

                                                                          Percent of Pre-Tax
                                                                            Earnings (Loss)
                                                                        Year Ended December 31,
                                                                   ----------------------------------
                                                                      1996                   1995
                                                                   ----------              ----------
          "Expected" tax (benefit) . . . . . . . . . . . . .       (34.0)%                 (34.0)%
          Increase in taxes resulting from change in
             valuation allowance . . . . . . . . . . . . . .        34.0                    34.0
                                                                    ----                    ----
                                                                     0.0%                    0.0%
                                                                    ====                    ====

         The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                                                         December 31,
                                                              ----------------------------------
                                                                 1996                    1995
                                                              ----------              ----------
          Deferred taxes assets:
             Federal and state net operating loss
               carryforwards . . . . . . . . . . . .          $3,743,000              $2,970,000
             Research and development credits                    228,000                 228,000
                                                              ----------              ----------
                    Total deferred tax assets,
                      before valuation allowance . .           3,971,000               3,198,000

          Less valuation allowance . . . . . . . . .          (3,701,000)             (3,198,000)
                                                              ----------              ----------
                    Total deferred tax assets. . . .             270,000                  -0-

          Deferred tax liability:
             Difference in book and tax basis of
               fixed assets. . . . . . . . . . . . .             300,000                  -0-
                                                              ----------              ----------
                    Net deferred tax liability. . . .         $  (30,000)             $   -0-
                                                              ==========              ==========


(continued)

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 8) - Income Taxes:  (continued)
-----------------------

         At December 31, 1996, the Company has approximate net operating loss and research and development credit carryforwards, for income tax purposes, expiring as follows:

                                          Net      Research and
                                       Operating   Development
         Expiration                      Losses      Credits
         ----------                   -----------  ---------
            2000 . . . . . . . . . .  $  121,000     $  5,000
            2001 . . . . . . . . . .     536,000       25,000
            2002 . . . . . . . . . .     899,000       44,000
            2003 . . . . . . . . . .     802,000       21,000
            2004 . . . . . . . . . .     826,000        9,000
            2005 . . . . . . . . . .     234,000       12,000
            2006 . . . . . . . . . .     327,000       12,000
            2007 . . . . . . . . . .     771,000       29,000
            2008 . . . . . . . . . .     910,000       36,000
            2009 . . . . . . . . . .     940,000       35,000
            2010 . . . . . . . . . .   1,059,000         -
            2011 . . . . . . . . . .   1,933,000         -
                                      -----------    ---------

                                      $9,358,000     $228,000
                                      ===========    =========

         Pursuant to the Internal Revenue Code, future utilization of past losses or credits is subject to certain limitations based on changes in ownership of the Company's stock. In addition, pursuant to the Tax Reform Act of 1986, the Company's annual utilization of such limited net operating loss and tax credit carryforwards will be further limited to a 90 percent reduction of its tax liability as a result of the corporate alternative minimum tax.

(NOTE 9) - Stockholders' Equity:
-------------------------------

         The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

         Pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on 1996 and 1995 pro forma net loss is not necessarily representative of the

(continued)

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 9) - Stockholders' Equity:  (continued)
-------------------------------

effects on reported net loss for future years due to, among other things: (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1996 and 1995 would have been approximately $(2,349,000) and $(1,899,000) or $(.37) per share and $(.33) per share, respectively. The weighted average fair value of the option and warrants granted during 1996 and 1995 are estimated as $ 1.24 and $ .65, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield in both of the years 0%, expected volatility of 50% in both of the years, risk-free interest rate of 6.1% for 1996 and 6.2% for 1995 and estimated life of 1 to 10 years in 1996 and 1995.

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

         [a]  Common stock warrants:
              ---------------------

              The Company has outstanding warrants for the purchase of its common stock as follows:

                                                                         Number of
                             Exercise Price         Expiration Date        Shares
                             --------------       ------------------   -------------
Conversion of notes payable
   and sale of common stock     $3.00             December 31, 1997 (2)     33,943
Extension of note payable       $2.25             March 14, 1997            18,333
Sale of common stock            $3.00             December 31, 1997 (2)      6,667
Sale of common stock            $4.50             December 31, 1997 (2)     31,333
Sale of units                         (1)         June 30, 1998            500,000
Consulting agreement            $2.00             June 30, 1998     (8)    100,000
Replacement of stock options    $2.75 (3)         December 31, 1999        172,599
Services rendered               $1.50 (4)         September 30, 1997        54,991
Services rendered               $1.50 (4)         December 31, 1997          7,941
Services rendered               $1.50 (4)         March 30, 1998             9,141
Services rendered               $1.50 (4)         June 29, 1998              8,840
Services rendered               $1.50 (4)         September 29, 1998         6,699
Issued to officers              $2.75 (5)         December 31, 2002        300,000
Consulting agreement            $2.61 (6)         September 4, 2002         30,000
Connecticut financing           $2.50 (7)         September 1, 1997         33,750
Connecticut financing           $1.11 (7)         September 1, 2001        300,000
Connecticut financing           $2.50 (7)         September 1, 2002         11,250
Other                           $2.75             December 31, 2002          6,667
Services rendered               $2.75 (9)         April 18, 2003            80,000
                                                                        ----------
Warrants outstanding -
   December 31, 1996                                                     1,712,154
                                                                        ==========

(continued)

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 9) - Stockholders' Equity:  (continued)
-------------------------------

     [a]  Common stock warrants:  (continued)
          ---------------------

          At December 31, 1995 the Company had warrants outstanding aggregating 1,778,654 shares of common stock. During 1996, warrants aggregating 146,500 shares of common stock at exercise prices from $2.50 to $7.09 expired.

          (1) May be redeemed by the Company at any time on 30 days prior written notice at a price of $.05 per warrant if the average of the closing bid and asked prices of the common stock equals or exceeds $11.00 per share during any consecutive 10 day trading period and notice of redemption is given no later than 20 days after the expiration of such 10 day trading period. In 1996, the exercise price was reduced to $4.00 per share, and the warrants which were to expire at March 31, 1997 were extended to June 30, 1998.

          (2) Warrants previously issued with an expiration date of December 31, 1994.

          (3) In connection with the cancellation of certain stock options the Company in 1994 granted a warrant to purchase 172,599 shares of common stock exercisable at $2.75, which expires at December 31, 1999.

          (4) The Company issued warrants to purchase 87,612 shares of common stock (62,932 in 1994 and 24,680 in 1995) at an exercise price of $1.50 per share, expiring at various dates through September 29, 1998, which is valued at $88,000 ($63,000 in 1994 and $25,000 in 1995), in exchange for services rendered.

          (5) The Company granted to two officers, who are also stockholders, warrants to purchase 300,000 shares of common stock at an exercise price of $2.75 per share, expiring December 31, 2002. The exercise price exceeded the market price on the date of grant.

          (6) The Company issued a warrant to purchase 30,000 shares of common stock at an exercise price of $2.61 per share, expiring September 4, 2002 for financial consulting, which it valued at $7,000.

          (7) In connection with the various financing agreements entered into in September 1995, the Company issued warrants to purchase up to 386,000 shares of common stock at exercise prices of $1.11 and $2.50 per share expiring at various dates through September 1, 2002.

          (8) Warrants previously issued with an expiration date of February
1997.

(continued)

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 9) - Stockholders' Equity:  (continued)
-------------------------------

     [a]  Common stock warrants:  (continued)
          ---------------------

          (9) In recognition of past services the Company issued to certain directors warrants to purchase an aggregate of 80,000 shares of common stock at an exercise price of $2.75 per share, expiring April 18, 2003. The exercise price exceeded the market price on the date of grant.

     [b]  Stock option plans:
          ------------------

          The Company's 1985 incentive and general (nonstatutory) stock option plans as amended, provided for the granting of options to purchase up to 500,000 shares of its common stock to eligible employees and nonemployee directors. Both plans expired in February 1995.

          The Company's 1994 stock option plan (the "Plan") provides for the granting to employees and directors of both incentive and nonstatutory stock options. Pursuant to the Plan 500,000 shares of the Company's common stock have been reserved for granting at prices and for periods determined by the Company's Board of Directors. The vesting period of the options is also determined by the Board of Directors and is generally 3 to 7 years. The Plan expires on October 31, 2004.

          Stock options outstanding under these plans are as follows:

                                                  Nonstatutory                   Incentive
                                            ------------------------      -----------------------
                                                           Weighted-                    Weighted-
                                             Number         Average        Number        Average
                                            --------      ----------      --------     -----------
      Outstanding at December 31, 1994
        ($1.50 - $4.75 per share) . . .      59,334        $   3.06        227,100        $ 3.00
      Granted ($2.13 - $3.13 per share).     10,000            3.13        158,000          2.60
      Cancelled . . . . . . . . . . . .     (16,667)          (3.00)       (10,750)        (3.67)
                                            -------                        -------
      Outstanding at December 31, 1995
        ($1.50 - $4.75 per share) . . .      52,667            3.09        374,350          2.81
      Granted ($2.13 - $2.88 per share)                                    158,000          2.17
      Cancelled. . . . . . . . . . . .                                      (1,850)        (3.29)
                                            -------                        -------
      Outstanding at December 31, 1996
        ($1.50 - $4.75 per share). . .       52,667            3.09        530,500          2.62
                                            =======                        =======

          At December 31, 1996 all of the nonstatutory stock options and 262,067 of the incentive stock options were exercisable.

          As at December 31, 1996, options for the purchase of 180,800 shares were available for future grant.

(continued)

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 10) - Financing Agreements:
---------------------------------

         In September 1995, pursuant to a series of interdependent transactions, the Company sold 900,901 shares of its common stock for an aggregate of $1,000,000 in a private placement, received a grant commitment from the city of Bristol, Connecticut of up to $100,000 and received loan commitments to borrow in the aggregate of up to $2,050,000 from a bank and from various agencies and public authorities of the state of Connecticut in connection with moving its manufacturing facilities to Bristol, Connecticut. The loan commitments are as follows:

         [a] The Company entered into a financing agreement with Connecticut Innovations, Incorporated ("CII") to borrow up to $750,000 in four stages based on the achievement of certain milestones at an interest rate of 10% per annum. Interest only is payable semi-annually commencing on the earlier of (i) September 5, 1998 or (ii) the date the Company declares any dividends or repurchases any of its outstanding stock. Principal is due on September 5, 2001, collateralized by the assets of the Company, including patents, which security interest except for patents, is subordinated to the security interest of the Company's lending bank. As of December 31, 1996 and December 31, 1995, the Company was eligible and has borrowed $750,000 and $100,000, respectively, under this facility. The Company granted CII a warrant to purchase 300,000 shares of common stock at an exercise price of $1.11 per share, expiring on September 1, 2001. The warrant became exercisable on a pro rata basis, as the Company achieved its milestones and made additional borrowings under the facility. As of December 31, 1996 and December 31, 1995, 300,000 and 40,000, respectively, of such warrants are exercisable and have been valued at $116,800 and $16,000, respectively.

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

(continued)

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 10) - Financing Agreements:  (continued)
---------------------------------

         [b] The Company entered into a loan agreement with People's Bank ("Peoples") providing for a $1,000,000 revolving credit facility expiring on September 5, 1997 at an interest rate of prime plus 1 1/2%. Borrowings available under the facility are limited to 80% of eligible accounts receivable and 50% of eligible inventory and are collateralized by the Company's accounts receivable and inventory. At December 31, 1996 and December 31, 1995 borrowings in the amount of $260,000 and $0 were outstanding under this loan agreement, respectively.

         The facility contains restrictive covenants that limit capital expenditures and other financial and ratio requirements with respect to working capital, equity and unsubordinated debt. The facility also requires funds to be held in escrow as a Debt Service Reserve, as defined in the agreement. The agreement also restricts the payment of dividends. At December 31, 1996 the Company was not in compliance with a particular covenant which, on April 15, 1997, Peoples agreed to waive through March 31, 1997.

         The Connecticut Development Authority ("CDA") has guaranteed repayment of 40% of the outstanding balance of the loan. The Company's chairman of the Board has guaranteed repayment of 20% (up to $80,000) of any amounts paid by CDA to Peoples under their guarantee. In addition, three of the Company's product distributors (the "LOC Corporations"), in 1995, agreed to provide an irrevocable letter of credit in the amount of $200,000 for an aggregate of $600,000, which letters of credit could be drawn down upon the failure of the Company to make any payment to Peoples when due. The letters of credit expired during 1996. Peoples has agreed to accept substitute collateral from the Company. In exchange for issuing these letters of credit, the Company issued each of the LOC Corporations a warrant to purchase up to 20,000 shares (60,000 in the aggregate) of the Company's common stock at an exercise price of $2.50 per share. Such warrants expired during 1996.

         Pursuant to a put/call agreement with two of the LOC Corporations, the Company had the right to require the two LOC Corporations to purchase an aggregate of 126,667 shares of common stock (or the LOC corporations had the right to call on the Company to issue its common stock) at $1.50 per share for total proceeds of $190,000. Pursuant to the financing agreement with Peoples, any proceeds received from the LOC Corporations reduce their outstanding letters of credit in that amount and the funds are to be held in a restricted cash account by the Company. Under the put/call agreement, the number of warrants issued to the LOC Corporations was reduced by 19,000. The remaining warrants to purchase an aggregate of 41,000 shares of common stock had been valued at $1,400. Such warrants expired during 1996.

(continued)

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 10) - Financing Agreements:  (continued)
--------------------------------

         [c] The Company entered into a loan agreement with CDA providing for a line of credit of up to $100,000 for 80% of the purchase price of new or used equipment, bearing interest at the rate of 7.94%. The loan is repayable in 48 equal monthly installments commencing October 1, 1998 and is collateralized by all the equipment financed. The Company granted CDA warrants to purchase an aggregate of 45,000 shares of common stock at an exercise price of $2.50 per share. The warrants were valued at $3,600. At December 31, 1996 and December 31, 1995 borrowings in the amount of $100,000 and $0 were outstanding under this loan agreement, respectively.

         [d] The Company entered into an Assistance Agreement, which was approved November 30, 1995 with the Department of Economic and Community Development ("DECD"), providing for a loan to the Company in an amount not to exceed $200,000 for funding the relocation of the Company's factory (as defined therein) at an interest rate of 5% per annum. The principal and interest of the loan is due in 84 equal monthly payments commencing on the third anniversary of the advancement date, and is collateralized by certain machinery and equipment. At December 31, 1996 and December 31, 1995 no borrowings were made under the Assistance Agreement. In January 1997, the Company borrowed $200,000 from DECD.

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

         [f] The long-term portion of the Company's debt at December 31, 1996 is payable as follows:

                 Year Ending
                 December 31,
                 -----------
                    1998 .....................  $  150,000
                    1999 .....................     176,000
                    2000 .....................     178,000
                    2001 .....................   1,080,000
                    2002 .....................      16,000
                                                ----------
                            TOTAL ............  $1,600,000
                                                ==========

(NOTE 11) - Commitments:
-----------------------

         [a]  Employment agreements:
              ---------------------

              At December 31, 1996, the Company has employment agreements with its president, two officers and the Chairman of the Board (who are stockholders of the Company). The agreement with the president provides for six months severance pay in the event of termination by the Company without cause. One officer's agreement is cancelable by the Company with nine months notice and the other officer's agreement is cancelable with twelve months notice. The Chairman's employment agreement expires in June 1999. Aggregate minimum annual salaries pursuant to all the agreements aggregate $449,000.

(continued)

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 11) - Commitments:  (continued)
-----------------------

         [a]  Employment agreements:  (continued)
              ---------------------

              During the year ended December 31, 1995 the chairman of the Company and a director, both of whom are stockholders, waived payment of their deferred salaries (along with accrued interest thereon at 6% per annum) due to them under their employment agreements for the period January 1, 1991 through December 31, 1995. As at December 31, 1996 and at December 31, 1995, the Company owed its chairman and two of its officers approximately $210,000 (including interest) and $86,000 in accrued compensation, respectively.

         [b]  Lease of premises:
              -----------------

              Vivax entered into a five-year lease with an affiliate which commences January 1997 for office and warehouse space in Seabrook, New Hampshire. The terms of the lease provide for a 5% increase adjustment in the base rent each year. The lease automatically renews for an additional five-year period unless either party gives notice of termination 90 days prior to the expiration of the lease.

              During 1995 the Company entered into a five-year lease for office, warehousing and manufacturing space in Bristol, Connecticut.

              The terms of the lease provide for the first two months rent to be paid in the fifth year of the lease and include escalation clauses for increases in real estate taxes. The Company also has the option to extend this lease for an additional five-year period at an adjusted rent based on certain cost of living adjustments.

              Minimum annual rental payments required are as follows:

                   Year Ending
                   December 31,
                   ------------
                       1997. . . . . . . . . . . .  $209,259
                       1998. . . . . . . . . . . .   143,771
                       1999. . . . . . . . . . . .   151,730
                       2000. . . . . . . . . . . .   113,453
                       2001. . . . . . . . . . . .     5,813
                                                    --------

                                 T o t a l . . . .  $624,026
                                                    ========

              Rental expense is recognized by the Company on a straight-line basis over the life of the lease.

              Total rent expense aggregated $234,000 and $125,000 for the years ended December 31, 1996 and December 31, 1995, respectively (see Note 2[h]).

(continued)

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 11) - Commitments:  (continued)
------------------------

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

         [e]  Acquisition and Service Agreement:
              ---------------------------------

              In January 1997 the Company entered into an agreement with Therapy Concepts, Inc. ("Therapy") pursuant to which 1) the Company is committed to purchase certain of Therapy's products in 1997 for an amount defined in the agreement, 2) The Company has the option (from December 1, 1997 to October 1,
1999) (the "Option") to acquire a part or all of Therapy's business for an amount defined in the agreement. The purchase price is payable in a combination of cash and the Company's common stock. Prior to exercising the Option the Company must raise additional capital of $10,000,000 and must be listed on the NASDAQ national market system, 3) Therapy has the right to put (the "Put") a part or all of its business to the Company from December 1, 1997 to October 1, 1999 for an amount less than if the Company exercises its option to acquire part or all of Therapy's business.

              In connection with the agreement, the Company paid Therapy $62,500 upon signing and issued warrants to purchase 250,000 shares of the Company's stock at an exercise price of $2.00 per share expiring December 31, 2000. Therapy is to develop blueprints for certain mattresses and submit applications for FDA approval.

              If the Company exercises the Option or Therapy exercises the Put, the Company will issue warrants to purchase up to 750,000 shares of common stock at an exercise price of $2.00 per share, expiring the earlier of the closing of sale of the business or December 31, 1999. The Company will also receive a credit against the purchase price not to exceed the lesser of $1,000,000 or the purchase price, and as reduced for any gain in the value of the warrants previously issued.

              If Nova is in default of this agreement, then Nova may grant to Therapy at Nova's option a license to manufacture 100 Nova beds or the right for Therapy to purchase up to 100 Nova beds at $2,500 each.

              If Therapy is in default, Nova may be entitled to a return of up to $62,500 which was paid under the agreement.

(NOTE 12) - Fair Value of Financial Instruments:
-----------------------------------------------

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial statements:

     Cash and cash equivalents approximate fair value.

     Short-term loan payable - the carrying amount approximates fair value due to the short-term maturities of these instruments.

     Long-term debt - fair value is estimated based on borrowing rates offered to the Company.

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with or changes in accountants during the twenty-four months ended December 31, 1996.


                                   PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The following sets forth information regarding the directors and executive officers of the Company.

          Name                Age                     Position
          ----                ---                     --------

     Paul DiMatteo            69       Chairman of the Board

     Stephen Fisher           51       President, Chief Executive Officer,
                                       Chief Financial Officer, Treasurer and
                                       Director

     Samuel N. Paul           58       Executive Vice President and Director

     Douglas Drew             51       Senior Vice President and Director

     Harold J. Lash           65       Vice President,Controller and Secretary

     Arlindo Jorge            73       Director

     Robert Segnini           54       Director

     Charles F. Chubb         76       Director

     Jay M. Haft resigned as a director in July 1996 citing the press of personal and business obligations. Mr Chubb retired in October 1996 and resigned as Senior Vice President and Secretary..

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

     Harold J. Lash has served the Company as Controller since March 1992 and as Vice President and Secretary since September 1996. From 1989 to 1991 he was Chief Financial Officer of Pen-Tab Industries Inc., a privately-held manufacturer of stationery and school supplies. From 1976 to 1988 he was Vice President-Finance and a Director of Aileen, Inc., a publicly-held apparel manufacturer and retailer. Mr. Lash is a Certified Public Accountant.

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

     Charles F. Chubb has served as Senior Vice President and a Director of the Company from 1985, as Treasurer from 1985 to March 1996 and as Secretary from December 1994. From 1962 to 1978, he was Senior Vice President for Research and Development at Dynell. After the merger in 1977 of Dynell and United, he served as Manager of Shipboard Technology until joining the Company in February 1985. Mr. Chubb holds degrees from Princeton University, Massachusetts Institute of Technology and Polytechnic University and is listed as the inventor or co-inventor on 20 patents and patents pending. Mr. Chubb retired in October 1996.

     The term of each director extends until the next annual meeting of stockholders of the Company and until his successor is duly elected and qualified. The term of each officer of the Company extends until the first meeting of the Board of Directors following such next annual meeting, and until his successor is duly elected and qualified.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation

     The following table sets forth information with respect to the compensation for services rendered in all capacities to the Company during its fiscal years ended December 31, 1996, 1995 and 1994 by its Chief Executive Officer.


                          SUMMARY COMPENSATION TABLE

                                                                               Long Term
                                            Annual                             Compensation
                                            Compensation                       Awards
                                            ------------                       ------------

                                                                               Securities
                                                                               Underlying
      Name and Principal Position           Year           Salary ($)          Options (#)
      ---------------------------           ----           -------------       -------------

      Paul DiMatteo-Director of Research
           And Development                  1996           $120,000(1)
                           --               1995           $92,000 (2)                  --
                                            1994           $78,000 (3)

(1)   $107,500 was deferred and has not been paid; $12,500 has been paid.
(2) $39,000 was waived and will not be paid; $2,250 has been paid; $50,750 was deferred.
(3) $75,750 was deferred, then waived in 1995 and will not be paid; $2,250 has been paid.

      Stephen M. Fisher - Chief  Executive
           Officer                          1996           $108,641(1)
                                            1995           $96,000 (2)
                                            1994           $49,646 (3)

(1)   $126,461 was paid, including $18,000 deferred in prior years.
(2)   $96,617 was paid including net deferred salary of $18,617.
(3)   $18,617 was deferred; $31,029 was paid.


Employment Agreements

     In 1984 and 1985, respectively, the Company entered into employment agreements with Messrs. DiMatteo and Chubb, each of which provides for a minimum annual compensation of $78,000, which was increased on September 1, 1995 to $120,000 and $100,000, respectively. The agreement with Mr. DiMatteo, as amended(the "Old DiMatteo Employment Agreement"), terminated as of June 18, 1996 when Nova and Mr. DiMatteo entered into a new agreement. The agreement with Mr. Chubb is cancellable by either the Company or Mr. Chubb on 60 days notice. Mr. DiMatteo has waived payment of salaries due under the Old DiMatteo Employment Agreement for the period January 1, 1989 through June 30, 1995 (aggregating approximately $507,000) and Mr. Chubb has waived payment of salaries due under his employment agreement for the period January 1, 1989 through March 31, 1995 (aggregating approximately $487,000). In addition, Mr. DiMatteo has agreed to defer until October 1997, payment of compensation due him aggregating $158,250 at December 31, 1996. Mr. Chubb has agreed to defer until October 1997, payment of compensation due him aggregating $35,000. From July 1, 1995 to December 31, 1996 such deferred balances have accrued interest thereon at the rate of 6.5% per annum.

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

     In May 1994, the Company entered into an employment agreement with Stephen Fisher, engaging him as Senior Vice President at a salary of $96,000 per annum, of which $36,000 per annum was to be deferred for at least one year (but not more than two years), and of which $60,000 per annum is payable in cash as earned. In 1995, Mr. Fisher was paid $96,617, including $15,617 in deferred compensation earned in 1994. At December 31, 1995, Mr. Fisher was owed deferred compensation aggregating $18,000. The agreement also provides for Mr. Fisher to receive a ten-year stock option to purchase 150,000 shares of the Company's common stock at an exercise price of $2.75 per share. Mr. Fisher was engaged as President in June 1996 at a salary of $120,000 per annum. Mr. Fisher received a stock option to purchase 150,000 shares of the Company's common stock at an exercise price of $2.13 per share, which expires on November 12, 2006. The Company has agreed to increase Mr. Fisher's salary to $150,000 per annum when the Company raises

$2,000,000 in additional capital subsequent to June 1996 and to grant a year-end bonus of $10,000 upon such occurrence. The agreement also calls for a cash bonus of $50,000 and the granting of a stock option for 100,000 shares of common stock at an exercise price of $2.50 in 1997 if sales of $12,000,000 and a profit of $1,000,000 are achieved. A similar incentive will be earned by Mr. Fisher in 1998 if sales of $27,500,000 and a profit of $4,600,000 are achieved

     In September 1995, the Company entered into a three-year employment agreement with Samuel N. Paul, engaging him as Senior Vice President at a salary of $96,000 per annum. The agreement provides for Mr. Paul to receive a stock option to purchase 150,000 shares of the Company's common stock at an exercise price of $2.61 per share, which expires on December 31, 2004. The agreement also provides for Mr. Paul to receive a seven-year warrant to purchase 30,000 shares of the Company's common stock at an exercise price of $2.61 per share. The agreement with Mr. Paul provides for severance payments of six months, nine months and twelve months salary if Mr. Paul is terminated without cause in the first, second or third year, respectively, of his agreement.

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

     In the year ended December 31, 1996, Mr. Fisher, an executive officer and director of the Company, was granted stock options to purchase 150,000 shares of Common Stock at $2.13 per share through November 12, 2006 under the Plan.

     As of December 31, 1996, options to purchase an aggregate of 319,200 shares at exercise prices ranging from $2.13 to $3.13 per share and expiring at various dates through November 12, 2006 were outstanding under the Plan. Such options included (i) those held by Mr. Haft to purchase 10,000 shares at $3.13 per share through December 31, 2002 and (ii) those held by Mr. Paul to purchase 150,000 shares at $2.61 per share through December 31, 2004 and (iii) those held by Mr. Fisher to purchase 150,000 shares at $2.13 per share.

     As of December 31, 1996, under the 1985 Incentive Stock Option Plan (the "ISO Plan") and under the 1985 General Stock Option Plan (the "GSO Plan" and collectively with the ISO Plan, the "Plans") (both Plans terminated on February 19,1995 and from which options may no longer be granted), options to purchase an aggregate of 263,967 shares at prices ranging from $1.50 to $4.75 per share and expiring at various dates through May 23, 2004 were outstanding under the Plans. Such options included (i) those held by Mr. Haft to purchase 6,667 shares at $3.37 per share through December 31, 1999 (expiration date extended from

December 31, 1995) and 5,333 shares at $2.75 per share through December 31, 1999 pursuant to the GSO Plan, (ii) those held by Mr. Segnini to purchase 6,667 shares at $3.37 per share through December 31, 1999 (expiration date extended from December 31, 1995) and 5,333 shares at $2.75 per share through December 31, 1999 pursuant to the GSO Plan, (iii) those held by Mr. Jorge to purchase 6,667 shares at $3.00 per share through December 1, 1998 and 6,667 shares at $3.37 per share through December 31, 1999 (expiration date extended from December 31,
1995) and 5,333 shares at $2.75 per share through December 31, 1999 pursuant to the GSO Plan, (iv) those held by Mr. Fisher to purchase 150,000 shares at $2.75 per share through May 23, 2004 pursuant to the ISO Plan.

     No executive officer or director exercised any stock options in the year ended December 31, 1996.

     The Plan is open to participation by full-time employees, including officers of the Company or of any subsidiary of the Company, as well as by non-employee Directors of, or consultants to the Company or any subsidiary of the Company. At December 31, 1996 there were approximately 30 employees (including four officers) of the Company eligible to participate in the 1994 Plan

Director Compensation

     Non-employee directors are entitled to receive $200 for each Board of Directors or committee meeting attended and $50 for participation at a telephone meeting or execution of a consent in lieu of a meeting.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 1, 1997, the number and percentage of shares of Common Stock held by (i) all persons who, to the knowledge of the Company, are the beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock; (ii) each director and executive officer of the Company; and (iii) all executive officers and directors of the Company as a group:

                                                Amount of
Name and Address                                Beneficial
of Beneficial Owner                             Ownership (1)              Percent of Beneficial Ownership
------------------------------                  -------------              -------------------------------
Paul DiMatteo                                   1,084,866(2)                 13.7%
c/o Nova Technologies, Inc.
89 Cabot Court, Unit L
Hauppauge, NY 11788

Charles F. Chubb                                  427,724(3)                  5.3%
c/o Nova Technologies, Inc.
89 Cabot Court, Unit L
Hauppauge, NY 11788

Stephen Lowenstein                                508,400(4)                  6.4%
c/o Jos. H. Lowenstein Sons, Inc.
420 Morgan Avenue
Brooklyn, NY 11222

JCM Capital Corp.                                 450,450                     5.9%
555 Broadhollow Road
Melville, NY 11747

Stephen M. Fisher                                 150,692(5)                  1.9%
c/o Nova Technologies, Inc.
89 Cabot Court, Unit L
Hauppauge, NY 11788

Harold J. Lash                                     28,527(6)                  0.4%
c/o Nova Technologies, Inc.
89 Cabot Court, Unit L
Hauppauge, NY 11788

Samuel N. Paul                                     80,000(7)                  1.0%
c/o Nova Technologies, Inc.
89 Cabot Court, Unit L
Hauppauge, NY 11788

Arlindo Jorge                                     206,749(8)                  2.7%
33 Robinson Avenue
Glen Cove, NY 11742

Robert Segnini                                     49,595(9)                  0.6%
19 Shawmont Lane
Stonybrook, NY 11790

Douglas & Donna Drew                              825,000                    10.7%
c/o Nova Technologies, Inc.
89 Cabot Court, Unit L
Hauppauge, NY 11788

All executive officers and                        2,853,153(10)              33.1%
    directors as a group (8 persons)

---------------------
(1) Effect has been given to shares issuable upon exercise of stock options or warrants outstanding on and exercisable within 60 days of March 1, 1997. Except as otherwise indicated, the persons named herein have sole voting and dispositive power with respect to the shares beneficially owned.

(2) Includes 94,926 shares held of record by members of Mr. DiMatteo's immediate family, including 46,462 shares issuable upon exercise of outstanding options and warrants, held of record by Mr. DiMatteo's son, as to all of which Mr. DiMatteo disclaims beneficial ownership, and 180,000 shares issuable upon exercise of outstanding warrants.

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

(5) Includes 150,000 shares issuable upon exercise of outstanding stock options and 692 shares owned by Aztech Corporation, a company controlled by Mr. Fisher.

(6) Includes 27,527 shares issuable upon exercise of outstanding options and warrants.

(7) Includes 80,000 shares issuable upon exercise of outstanding options and warrants.

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

(10) Includes 919,531 shares issuable upon exercise of outstanding warrants and options owned by such executive officers and directors.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 31, 1993, the balance of outstanding 11% notes payable to Mr. DiMatteo by the Company aggregated $159,669. The balance of the note plus accrued interest was due on October 31, 1993 and was not paid by the Company. Mr. DiMatteo agreed to defer repayment to him of the note plus interest thereon. In consideration thereof, the remaining principal balance of the note plus unpaid accrued at December 31, 1993 was combined into a new note aggregating $202,009 and payable in full at April 1, 1995. No payments were made to Mr. DiMatteo in 1994 and as of January 1, 1995 Mr. DiMatteo agreed to forgive payment of principal aggregating $32,009 resulting in a new principal balance of $170,000 due Mr. DiMatteo by the Company. In addition, accrued interest on the note aggregating $22,221 was forgiven. In 1996, the Company repaid $70,750 of this note. The maturity date of the note has been rescheduled to October 1, 1997 and the accrual of interest thereon commenced on July 1, 1995. As of December 31, 1996, the outstanding principal balance of this note together with unpaid accrued interest equalled $124,564.

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

     In October and November 1993, Messrs. DiMatteo and Chubb provided loans to the Company of $70,000 and $35,000, respectively, with interest payable at the rate of 12% per annum and maturing in October and November 1996 or on the officers' demand, at any date after April 1, 1995, whichever is earlier. Subsequent thereto, the demand date was extended several times. The lenders had the option to select repayment in cash or in the form of three-year warrants (at an exchange rate of $1 per warrant). Such warrants would permit the lenders to purchase the Company's Common Stock at an exercise price of $1.50 per share. No payments were made to Messrs. DiMatteo and Chubb during 1995 and as of January 1, 1995 Messrs. DiMatteo and Chubb agreed to forgive accrued interest aggregating $9,792 and $4,899, respectively. At December 31, 1996, except for $6,697 and $3,348 of accrued interest due Mr. DiMatteo and Mr. Chubb, respectively, these notes have been paid in full.

     The above referenced notes issued to Messrs. DiMatteo and Chubb by the Company are subordinated to the obligations of the Company under the People's Bank and CII loans. However, by agreement dated as of March 26, 1996, People's Bank consented to the payment by the Company of principal in the aggregate amount of $123,082 due from the Company to Messrs. DiMatteo and Chubb pursuant to such notes. The Company and Messrs. DiMatteo and Chubb agreed to subordinate to the payment of the Company's obligations to People's Bank an equal amount of deferred compensation accrued during the period June 1, 1995 through September 30, 1996 which accrued compensation bears interest at the rate of 6.5% per annum.

     Arlindo Jorge, a director of the Company received commissions for acting as a finder in connection with the sale of Common Stock in private placement transactions. These commissions aggregated $2,000 for the period January 1, 1996 through December 31, 1996, $11,905 in 1995, and $24,300 in 1994.

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

     The following directors were issued the following options to purchase Common Stock pursuant to the Company's GSO Plan:

Director          Date of Grant     # of Shares       Price            Expiration Date
--------          -------------     -----------       -----            ---------------
Jay Haft          12/06/91             6,667          $3.37            December 31, 1999*
                  05/23/94             5,333          $2.75            December 31, 1999
Robert Segnini    12/06/91             6,667          $3.37            December 31, 1999*
                  05/23/94             5,333          $2.75            December 31, 1999
Arlindo Jorge     12/06/91             6,667          $3.37            December 31, 1999*
                  05/23/94             5,333          $2.75            December 31, 1999

         * Extended from December 31, 1995 in June 1994.

     On April 18, 1996, the Board of Directors of the Company authorized the issuance to each of Jay Haft, Robert Segnini, Arlindo Jorge and Charles Chubb a warrant to purchase 20,000 shares of Common Stock at $2.75 per share, expiring April 18, 2003.

     In November 1996, the Company issued to Stephen M. Fisher, an executive officer and director of the Company, an option to purchase 150,000 shares of Common Stock at $2.13 per share, expiring November 12, 2006.

     In October 1996, the Company paid a finders fee to Merolla & Bogar, LLC in the amount of $50,000 in connection with the sale of 500,000 shares of Common Stock for $1,000,000.

     In October 1996, the Company paid a finders fee to TimeCapital in connection with the sale of 500,000 shares of Common Stock for $1,000,000.

     On December 30, 1996, the Company issued 225,000 shares of its common stock to Mr. Douglas Drew (an executive officer and director) in exchange for the reduction of debt owed to him aggregating $450,000.

     As of December 31, 1996, the Company issued 17,700 shares of common stock in lieu of cash payment of unpaid directors fees to (i) Jay Haft (6,600), (ii) Arlindo Jorge (6,250) and (iii) Robert Segnini (4,850).

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
3.1                Certificate of Incorporation, as amended(1)
3.2                By-Laws(1)

4.1                See Exhibit 3.1 and 3.2

4.2                Form of certificate evidencing shares of Common Stock(1)

4.3                Form of certificate evidencing Redeemable Common Stock
                   Purchase Warrant(1)

4.4                Form of Warrant Agreement between the Company and Euro-
                   Atlantic Securities, Inc.(1)

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

10.74 Non-Competition Agreement, dated as of June 14, 1996, between the Company and Douglas Drew(8)

10.75              Agreement dated June 28, 1996, between the Company and
                   TimeCapital Securities Corporation(9)

10.76              Loan and Security Agreement dated July 15, 1996, between the
                   Company and Northern Associates, L.P.(9)

10.77 Promissory Note dated July 15, 1996 by the Company in favor of Northern Associates, L.P.(9)

10.78              Letter Agreement dated July 15, 1996 between the Company and
                   TimeCapital Securities Corporation(9)
           ---------------------------------------

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


           (b) REPORTS ON FORM 8-K
               -------------------

           Form 8-K dated December 27, 1995.

                                  SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOVA TECHNOLOGIES, INC.


                                       By: /s/ Stephen M. Fisher
                                           ---------------------------------
                                           Stephen M. Fisher
                                           President

                                       Date: April 15, 1997
                                             -------------------------------

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                      Capacity                     Date
      ----------                      --------                     ----

/s/ Paul DiMatteo              Chairman of the Board          April 15, 1997
-------------------------        and Director
Paul DiMatteo

/s/ Stephen M. Fisher          President, Chief Executive     April 15, 1997
-------------------------        Officer, Treasurer and
Stephen M. Fisher                Director (Principal
                                 Executive Officer)

/s/ Harold J. Lash             Vice President,                 April 15, 1997
-------------------------        Controller and Secretary
Harold J. Lash

/s/ Samuel N. Paul             Senior Vice President          April 15, 1997
-------------------------        and Director
Samuel N. Paul

/s/ Douglas Drew               Senior Vice President          April 15, 1997
-------------------------        and Director
Douglas Drew

/s/ Charles F. Chubb           Director                       April 15, 1997
-------------------------
Charles F. Chubb

/s/ Arlindo Jorge              Director                       April 15, 1997
-------------------------
Arlindo Jorge

/s/ Robert Segnini             Director                       April 15, 1997
-------------------------
Robert Segnini