Form 10QSB
period 1997-03-31
NOVA TECHNOLOGIES INC /DE
filed 1997-06-02
CIK 776171

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB
(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1997
                                                  --------- ----

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period from               to
                                                  -------------    -------------

                   Commission file number              33-42880
                                          --------------------------------------

                            NOVA TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                        11-2674603
-------------------------------             ------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                 545 Middle Street Bristol, Connecticut 06010
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (860) 589-8200
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

                  89 Cabot Court, Unit L, Hauppauge, NY 11788
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

     Common Stock, $.01 par value - 7,692,657 shares outstanding as of April 1, 1997.

Transitional Small Business Disclosure Format: Yes       No  X
                                                  -----    -----

                    PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
-----------------------------

              NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS AND PRO FORMA BALANCE SHEET

                                                                  Pro Forma
                                                                  March 31, 1997        March 31, 1997       December 31, 1996
                                                                  See Note J
                                                                  ------------------------------------------------------------
                         ASSETS
Current assets:
     Cash and cash equivalents...........................               $255,880              $601,027                $373,526
     Inventories.........................................                217,044               217,044                 584,026
     Accounts receivable, net of reserve for doubtful
       accounts..........................................              1,249,123               984,083                 581,815
     Prepaid expenses and other current assets...........                 85,620                85,620                  95,278
     Subscription receivable.............................                                                              800,000
                                                                  --------------           -----------             -----------
        Total current assets.............................              1,807,667             1,887,774               2,434,645

Restricted cash..........................................                216,300               216,300                 216,300
Rental equipment, net of accumulated depreciation........              1,740,338             1,036,959                 935,821
Equipment and leasehold improvements, net of accumulated
    depreciation and amortization........................                404,286               404,286                 319,905
Deposits and other assets................................                189,962               187,366                  93,868
Deferred financing costs.................................                 47,129                47,129                  54,083
Goodwill, net of accumulated amortization................              1,918,254             1,279,919               1,296,591
                                                                  --------------           -----------             -----------
        TOTAL............................................             $6,323,936            $5,059,733              $5,351,213
                                                                  ==============           ===========             ===========
                      LIABILITIES
Current liabilities:
     Accounts payable and accrued expenses...............               $867,663              $807,150                $705,105
     Income taxes payable................................                 18,406                18,406                  30,000
     Notes payable-bank..................................                260,000               260,000                 260,000
     Notes payable-stockholders including accrued
       interest..........................................                137,301               137,301                 134,609
     Notes payable-acquisition debt......................                800,000               300,000                 300,000
     Current maturities of long-term debt................                 55,646
     Deferred officers' compensation (including accrued
       interest).........................................                196,428               196,428                 210,924
                                                                  --------------           -----------             -----------
        Total current liabilities........................              2,335,444             1,719,285               1,640,638
Note payable-CII (including accrued interest
     and net of deferred debt discount)..................                737,307               737,307                 713,318
Note payable-acquisition debt
     (including accrued interest)........................                800,000               800,000                 785,000
Note payable-CDA including accrued interest..............                102,246               102,246                 100,243
Note payable-DECD including accrued interest.............                202,250               202,250
Note payable-other.......................................                 32,044
Deferred tax liability...................................                 30,000                30,000                  30,000
Grant award and other liabilities........................                 73,124                73,124                  73,124
                                                                  --------------           -----------             -----------
        Total liabilities................................              4,312,415             3,664,212               3,342,323
                                                                  --------------           -----------             -----------
          STOCKHOLDERS' EQUITY
Common stock - $.01 par value; 14,000,000 shares
    authorized...........................................                 80,594                76,927                  76,697
Additional paid-in capital...............................             13,961,345            13,349,012              13,307,542
Deficit..................................................            (12,030,418)          (12,030,418)            (11,375,349)
                                                                  --------------           -----------             -----------
        Total stockholders' equity ......................              2,011,521             1,395,521               2,008,890
                                                                  --------------           -----------             -----------
        TOTAL............................................             $6,323,936            $5,059,733              $5,351,213
                                                                  ==============           ===========             ===========

                   The attached notes are made a part hereof.

                    NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three months ended
                                                           March 31,
                                                 -----------------------------
                                                     1997             1996
                                                 -----------------------------
Net sales....................................      $421,826          $82,553
Rental income................................       393,347
                                                 -----------------------------
              Total revenues.................       815,173           82,553

Cost of revenues.............................       822,964          302,706
                                                 -----------------------------
Gross (loss).................................        (7,791)        (220,153)


Research and development expense.............       142,536           81,619
General, administrative and
  marketing expenses.........................       462,411          152,126
                                                 -----------------------------
Total expenses...............................      (604,947)        (233,745)
                                                 -----------------------------

(Loss) from operations.......................      (612,738)        (453,898)

Interest and other income....................        27,294           24,054
Interest expense.............................       (69,625)         (27,831)
                                                 -----------------------------

NET LOSS.....................................     ($655,069)       ($457,675)
                                                 =============================

Net loss per share...........................        ($0.09)          ($0.08)
                                                     =======          =======
Weighted average number of common
  shares used in computing loss
  per share..................................     7,677,990        5,796,016
                                                  =========        =========

                 The attached notes are made a part hereof.

                     NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Three months ended
                                                                                              March 31,
                                                                                 --------------------------------
                                                                                    1997                  1996
                                                                                 ----------           -----------
Cash flows from operating activities:
 Net loss.........................................................                ($655,069)          ($457,675)
 Adjustments to reconcile net loss to net cash
   (used in) operating activities:
  Depreciation and amortization...................................                  155,485              27,740
  Common stock issued for services rendered.......................                                        8,214
  Changes in operating assets and liabilities:
   Decrease (increase) in inventories.............................                  366,982            (150,370)
   (Increase) in accounts receivable, prepaid expenses
    and other assets..............................................                 (486,110)           (103,138)
   (Increase) in restricted cash..................................                                      (90,000)
   Increase in accounts payable and accrued expenses..............                   90,454              11,305
   (Decrease) increase in deferred officers' compensation.........                  (17,500)             46,000
   Increase in accrued interest payable...........................                   43,619              16,455
                                                                                 --------------------------------
     Net cash (used in) operating activities......................                 (502,139)           (691,469)
                                                                                 --------------------------------

Cash flows from investing activities:
 Purchase of equipment............................................                 (312,060)            (10,396)
                                                                                 --------------------------------
Cash flows from financing activities:
 Proceeds from issuance of notes payable..........................                  200,000             400,000
 Proceeds from sale of common stock...............................                   46,000
 Issuance costs incurred in sale of common stock..................                   (4,300)
 Decrease in subscription receivable..............................                  800,000              90,000
                                                                                 --------------------------------
     Net cash provided by financing activities....................                1,041,700             490,000
                                                                                 --------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................                  227,501            (211,865)
Cash and cash equivalents at beginning of period..................                  373,526             485,819
                                                                                 --------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................                 $601,027            $273,954
                                                                                 ================================
Supplemental disclosure of cash flow information:
   Value of warrants given in connection with financing...........                                      $62,800

                  The attached notes are made a part hereof.

                     NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1997

                                   (UNAUDITED)

(NOTE A):
---------

        (1) The accompanying unaudited financial statements contained in the Form 10-QSB represent condensed consolidated financial data and, therefore, do not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote disclosure was included in the Company's Form 10-KSB for the year ended December 31, 1996. The condensed financial data included herein should be read in conjunction with the Form 10-KSB. The December 31, 1996 balance sheet has been derived from the audited financial statements included in the Company's 1996 Form 10-KSB.

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

        (2) The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations for the year ending December 31, 1997.

(NOTE C):
---------

        Net loss per share is based on the weighted average number of shares outstanding during each period. No effect has been given to outstanding options and warrants as the effect would be antidilutive.

(NOTE D):
---------

        Inventories are stated at the lower of cost (first-in, first-out) or market.

(NOTE E):
---------

         At March 31, 1997 the following loans are outstanding:

         (a)  Notes Payable-Peoples                    $  260,000
         (b)  Notes Payable-Stockholder                    99,250
         (c)  Notes Payable-Acquisition Debt            1,050,000
         (d)  Notes Payable-CII                           750,000
         (e)  Notes Payable-CDA                           100,000
         (f)  Notes Payable-DECD                          200,000
                                                       ----------
                   Total Notes Payable                  2,459,250
              Current Portion                             659,250
                                                       ----------
              Long-term Portion                        $1,800,000

                     NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1997

                                   (UNAUDITED)

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

         (c) comprised of a $300,000 promissory note payable on July 1, 1997 and a $750,000 promissory note payable over three years, commencing in 1998, with principal installments dependant on future operating results of an acquired business; both notes bear interest at 8% per annum and are secured by certain inventory, equipment and technology. On December 30, 1996 $450,000 of the original $750,000 promissory note was exchanged for 225,000 shares of the Company's common stock.

         (d) matures on September 5, 2001, with interest payable semi-annually at 10% per annum commencing on September 5, 1998.

         (e) matures on September 1, 2002 and repayable in 48 equal monthly installments commencing October 1, 1998 bearing interest at the rate of 7.94% per annum.

         (f) repayable in 84 equal monthly installments commencing on January 9, 2000 bearing interest at the rate of 5% per annum.

(NOTE F):
---------

         Two officers have agreed to defer payment of salaries due them aggregating $183,083 and payment of interest on deferred compensation due them aggregating $13,345. Deferred salaries of two officers, aggregating $175,750 are subordinated to borrowings under Peoples and CII loan facilities.

(NOTE G):
---------

         In June 1996 the Company, through a wholly-owned acquisition corporation, acquired all of the outstanding capital stock of Comed Systems, Inc., now called Vivax in exchange for 600,000 shares of its common stock and two $750,000 promissory notes issued by the acquisition corporation. The notes, which bear interest at 8% per annum, are guaranteed by the Company. The first note is due on July 1, 1997 and the second note is due on January 1, 2001 subject to quarterly prepayment installments commencing April 20, 1998. Such installments are equal to the lesser of $37,500 or 25 percent of Vivax's operating income (as defined). The transaction was accounted for as a purchase; therefore the results of operations for Comed were included in the accompanying financial statements since the date of acquisition. The cost of the acquisition has been allocated to the fair market value of the assets acquired and liabilities assumed and

                     NOVA TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1997

                                   (UNAUDITED)


resulted in goodwill of approximately $1,334,000.

(NOTE H):
---------

         In January 1997 the Company entered into an agreement with Therapy Concepts, Inc ("Therapy") containing a commitment to purchase certain of Therapy's products in 1997 and an option (expiring on October 1, 1999) to acquire a part or all of Therapy's business for an amount payable in a combination of cash and the Company's common stock.

(NOTE I):
---------

         In May 1997 the Company borrowed $95,000 from People's Bank under its revolving credit facility.

(NOTE J):
---------

         In May 1997 the Company entered into an agreement to purchase all of the outstanding stock of Concept Medical Corporation and Affiliates ("Concept") in exchange for 366,667 shares of its common stock, a $500,000 promissory note and $500,000 cash payable at closing. The closing is scheduled for on or about June 30, 1997. The note will bear interest at 8% per annum and will be subject to quarterly prepayment installments commencing September 30, 1998. Such installments will be equal to the lesser of $31,250 or 25 percent of Concept's operating income (as defined). The transaction will be accounted for as a purchase. The cost of the acquisition has been allocated to the fair market value of the assets acquired and liabilities assumed and goodwill of approximately $638,000 was recorded. Assuming the sale was consummated as of the beginning of the current and prior fiscal years pro forma operating results of the Company would be as follows:

                                       Three months ended March 31,
                                         1997              1996
                                         ----------------------
             Revenue..............     $1,035,528        $  419,701
             Net loss.............      (641,457)         (341,736)
             Loss per share.......        ($.08)            ($.06)
             Shares used..........      8,044,657         6,162,683

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company, from its inception on January 23, 1984 through the fiscal year ended December 31, 1994 had been engaged primarily in research and development of its NOVABED(R) Patient Mobility System and in raising capital to design and develop a marketable product. In 1994, the Company began taking orders for Novabed units and in June 1994, the Company shipped its initial Novabed model.

         As of March 31, 1997 the Company has entered into seven distributorship agreements providing for the sale and shipment of Novabeds to each distributor and the granting of an exclusive sales territory to each distributor.

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

         Comed Systems, Inc. was incorporated in December 1989 and began operations in mid 1991 to distribute specialized beds and support surfaces in eastern New England. These devices are utilized to manage the treatment and prevention of pressure wounds, burns, trauma and pain control. The initial distribution of these products was to the acute and acute rehabilitation facilities. The initial products being distributed were manufactured by Health Products of Houston, Texas. The company later distributed products manufactured by Sunrise Medical, Cardio System, Huntleigh, Creative Medical and Nova Technologies Inc. The company would purchase the products which ranged in price from $3,000 to $25,000. The device would then be rented on a daily basis to the facility. The initial financing was provided by a loan from an officer and a Small Business Administration ("SBA") backed loan for $500,000 through the Hampton Co-op Bank. The SBA loan was paid in full in January 1995 and the loan to the officer was paid in full in May 1996.

         In May 1997 the Company entered into an agreement to purchase all of the outstanding stock of Concept Medical Corporation and Affiliates ("Concept"). Concept is a distributor of the Company's products and rents specialty beds in South Florida. The purchase price of $2,100,000 was valued pursuant to the agreement and consisted of 366,667 shares of the Company's common stock valued at $1,100,000, a $500,000 promissory note and a cash payment at closing of $500,000. The closing is scheduled for on or about June 30, 1997.

Results of Operations

         In the three months ended March 31, 1997 the Company recorded revenues of $815,000 and incurred a net loss of $655,000 ($.09 per share) compared to revenues of $83,000 and a net loss of $458,000 ($.08 per share) in the three months ended March 31, 1996. The results of 1997 include the operations of Vivax which was acquired in June 1996; as a result of the acquisition, the comparison between the quarters ended March 31, 1997 and March 31, 1996 may not necessarily be meaningful.

         The increase in revenues of $732,000 is due to the acquisition of Vivax ($393,000) and increased Nova sales ($339,000). Nova incurred a loss for the quarter of $687,000 and Vivax earned $32,000 in the quarter.

         In the quarter ended March 31, 1997 the Company's cost of sales exceeded its sales and the Company sustained a gross loss of $8,000 compared to a gross loss of $220,000 in the quarter ended March 31, 1996. Vivax's gross profit of $187,000 was offset by a $195,000 gross loss by Nova. In September 1995, Nova opened its new 28,000 square foot manufacturing facility in conjunction with the completion of an equity and debt financing package (the "1995 Financing"). The new manufacturing facility was necessary to enable Nova to meet its manufacturing requirements and sales objectives. Initially, production levels at the new facility have not been high enough to absorb the higher overhead incurred in the new facility and the cost of servicing units sold has increased as more units are shipped to customers. In addition, the rate of production has been curtailed as the Company installs new production equipment and gears up for a revised model of the Novabed. Manufacturing in the Hauppauge facility was shut down at the end of June 1996. As production and sales levels increase the Company expects Nova's gross losses to diminish and thereafter rising gross profits, although no assurance can be given that Nova will be able to achieve such satisfactory production and sales levels.

         Research and development expenses increased $61,000 from $82,000 in the first quarter of 1996 to $143,000 in the comparable 1997 quarter. The increase is attributable to the change in the Hauppauge facility's function from manufacturing to research and development, consulting fees and increased wages and expenses applicable to research and development efforts. The Company plans to reduce research and development expenses and closed its 7500 square foot Hauppauge facility in March 1997. On May 1, 1997 the Company moved that operation to a 1500 square foot building and reduced the number of personnel involved in the research and development function.

         General, administrative and marketing expenses increased $310,000 from $152,000 in the first quarter of 1996 to $462,000 in the comparable 1997 quarter. The increase is attributable to expansion of the sales force by Nova, increases in payroll and payroll-related items, consulting fees concerning possible acquisitions and financing, and sundry expenses in connection with the growth of the Company. The acquisition of Vivax in June 1996 resulted in increased expenses aggregating $160,000 in the current quarter, of which $17,000 is attributable to the amortization of goodwill incurred in connection with the acquisition of Comed.

         Interest expense increased $42,000 from $28,000 in 1996 to $70,000 in 1997, of which approximately $21,000 is attributable to interest on debt and amortization of financing costs incurred in the 1995 Financing and $21,000 is attributable to interest on notes payable issued in conjunction with the acquisition of Comed.

          As a result of the issuance of common stock in 1996 for capital funds and for the acquisition of Comed, the weighted average number of common shares used in computing loss per share increased from 5,796,000 at March 31, 1996 to 7,678,000 at March 31, 1997.

Liquidity and Capital Resources

         During the first quarter of 1997 the Company (including Vivax) used net cash in operating activities aggregating $502,000 compared to $692,000 in the prior years's first quarter. The decrease in funds used in operating activities resulted from the effect of higher depreciation charges, inventory reductions (primarily of Novabeds) and higher accounts payable and accrued expenses. The Company purchased equipment aggregating $312,000, of which $110,000 was used for the Bristol facility and $202,000 was used to buy rental equipment for Vivax. In the prior year's comparable quarter, equipment purchases were $10,000. In the quarter ended March 31, 1997 the Company paid $62,000 for the development and right to use plans and technology for three types of mattresses it intends to manufacture and market.

         In the quarter ended March 31, 1997 net cash provided by financing activities aggregated $1,042,000 compared to $490,000 in the first quarter of 1996. In January 1997, the Company received proceeds of a $200,000 loan from the Connecticut Department of Economic and Community Development and received $842,000 in connection with the sale of its common stock. In the first quarter of 1996 the Company received proceeds of a $400,000 loan from Connecticut Innovations, Incorporated and received $90,000 from the sale of its common stock.

         As of March 31, 1997, the Company had borrowed $260,000 under the revolving line of credit and $300,000 under equipment loans (including a $200,000 equipment loan in January 1997). At March 31, 1997 the Company (including Vivax) had a net worth of $1,396,000, net rental equipment of $1,037,000, working capital of $168,000, including unrestricted cash of $601,000, accounts receivable of $984,000 and inventory aggregating $217,000.

         At March 31, 1996, the Company had a net worth of $197,000, working capital of $512,000, including unrestricted cash of $274,000, accounts receivable of $115,000 and inventory aggregating $483,000.

         The Company has expended approximately $298,000 to purchase equipment and furniture for its new manufacturing facility in Bristol, CT. and has purchased approximately $300,000 of rental equipment for Vivax since its acquisition in June 1996. The Company has at present no material commitments for capital expenditures.

         The Company's loan agreement with People's Bank requires that the Company satisfy at the end of each quarter certain financial covenants as set forth below:

                            REQUIRED              ACTUAL

Min. Working Capital          $700,000              $168,489
Min. Current Ratio          1.75 to 1.00          1.10 TO 1.00
Min. Capital Funds          $1,300,000            $1,366,986
Max. Unsubord. Debt Ratio   2.50 to 1.00          1.72 TO 1.00

         For purposes of the agreement, "Working Capital" is defined as current assets minus current liabilities, "Current Ratio" is defined as current assets divided by current liabilities, "Capital Funds" is defined as the sum of tangible net worth plus subordinated debt minus the sum of intangible assets plus loans to officers, directors, employees and affiliates, and "Unsubordinated Debt Ratio" is defined as total unsubordinated debt divided by total capital funds. At March 31, 1997, the Company was not in compliance with the Minimum Working Capital and Minimum Current Ratio covenants. The bank has agreed to waive these covenants at March 31, 1997 and the Company is currently in discussion with People's Bank with regard to changes in the financial covenants. The People's Bank loan was secured in part by three letters of credit. The Bank has agreed to accept substitute collateral from the Company in the form of additional restricted cash to be held in escrow in the Debt Service Reserve and has agreed to release these letters of credit. Failure to satisfy any of these financial covenants constitutes a default under the People's Bank financing which allows People's Bank to terminate its obligation to provide financing to the Company and to accelerate all loans outstanding to the Company. A default under the People's Bank financing also constitutes a default under the Company's other financing arrangements. The Company estimates that it will require approximately $2 million of additional financing to finance its operations over the 12 month period following March 1997, including the payment of the $300,000 note of Vivax due July 1, 1997, and to comply with the financial covenants contained in the People's Bank loan agreement.

         In connection with the acquisition of Comed, Vivax issued two promissory notes of $750,000 each to Douglas and Donna Drew, the former shareholders of Comed, which are guaranteed by the Company. The first note bears interest at the rate of 8%, payable at maturity. The maturity date of the note was extended from June 14, 1997 to July 1, 1997. On December 30, 1996 $450,000 of the note was converted to 225,000 shares of the Company's common stock. The second note bears interest at 8%, requires quarterly interest payments and matures on January 1, 2001. Principal payments are due quarterly 60 days following each of the first three calendar quarters and 110 days following the fourth calendar quarter, commencing April 20, 1998, in an amount equal to the lesser of (i) $37,000 or (ii) 25% of the operating income of Vivax during the prior calendar quarter. Both notes are secured by a second lien on the accounts receivable and inventory of Vivax and a second lien on Nova's intellectual property.

         The Company intends to continue to explore strategic alliances or mergers in addition to the Comed acquisition as a means of improving the Company's cash flow and capital. In this regard, the Company has contracted to purchase Concept for $2,100,000. In order to meet the terms required at the June 30, 1997 closing date, the Company must raise funds for the required cash payment of $500,000. The Company believes that it has the resources to either borrow funds or sell equity to complete this transaction, although no assurance can be given that the Company will be able to secure such funds or secure at economical terms.

         In January 1997 the Company entered into an agreement with Therapy Concepts Inc. ("Therapy"), a manufacturer and distributor of air therapy support surfaces and other related medical products with approximately $10 million in annual revenues. Under the terms of the agreement the Company has the right to purchase and Therapy has the option to sell either or both the manufacturing and the distribution business of Therapy at a purchase price based on a multiple of earnings (as defined). The term of the option period is from December 1, 1997 to October 1, 1999. In order to exercise its option, the Company must obtain an additional $10 million in equity and be listed on the NASDAQ national market system.

         The Company is also engaged in preliminary discussions with several distributors of medical products regarding a potential business combination. The Company cannot state that any of these transactions is probable because no agreement in principle with respect to transaction price and all other material terms has been reached. In addition, any such transaction is likely to be subject to the Company obtaining additional financing and ongoing due diligence. There can be no assurance that any such transaction will be consummated.

         At December 31, 1996, an $800,000 subscription receivable for the sale of 400,000 shares of the Company's common stock was outstanding. The Company received proceeds of this subscription in the first quarter of 1997 aggregating $800,000 less commissions of $80,000.

         The Company has received reports on its financial statements from its independent auditors which include an explanatory paragraph indicating that substantial doubt exists about the ability of the Company to continue as a going concern. The factors referenced by the auditors include the Company's recurring operating losses and the need for additional financing for commercial exploitation of its product. The Company estimates that it will need to obtain additional equity or debt contributions of at least $2,000,000 to finance its operations over the 12 month period following March 1997. In the month of October 1996 TimeCapital purchased 500,000 shares of the Company's Common Stock at $2 per share and remitted net proceeds to the Company of $900,000. The Company has also entered into an agreement with TimeCapital for it to act as the Company's exclusive agent to assist in arranging for one or more qualified broker-dealers to serve as the underwriter(s) on behalf of the Company in connection with a public offering of Common Stock. The Company has the right to terminate this agreement at any time upon payment to TimeCapital of $250,000, comprised of $100,000 cash and 150,000 shares of Nova common stock. There can be no assurance that the Company's estimates will prove to be accurate, that the Company will be able to raise such additional capital or that the Company's existing distributors will fulfill their minimum purchases. If such contingencies are not realized, the Company would have to drastically reduce its staff and curtail manufacturing operations which may result in a default under and acceleration of the Company's loan obligations and, ultimately, bankruptcy and/or the discontinuance of operations.


                          PART II. OTHER INFORMATION
                                   -----------------

                                   Not Applicable

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    NOVA TECHNOLOGIES, INC.
                                    (Registrant)


June 2, 1997                        By: /s/ Stephen M. Fisher
                                       -----------------------------------------
                                        President


June 2, 1997                        By: /s/ Harold J. Lash
                                       -----------------------------------------
                                        Harold J. Lash
                                        Controller and Chief
                                        Accounting Officer