Form 10QSB
period 1997-06-30
NOVA TECHNOLOGIES INC /DE
filed 1997-08-22
CIK 776171

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended       June 30, 1997
                                         ----------------------------
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ______________ to____________

          Commission file number              33-42880
                                 --------------------------------------

                            VIVAX MEDICAL CORPORATION
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                               11-2674603
(State or other jurisdiction of      (IRS Employer Identification No.)
 incorporation or organization)

                  545 Middle Street Bristol, Connecticut 06010
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (860) 589-8200
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

                             NOVA TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

        Common Stock, $.01 par value - 7,726,916 shares outstanding as of June 30, 1997.

Transitional Small Business Disclosure Format: Yes      No  X
                                                   ----    ----

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                    VIVAX MEDICAL CORPORATION AND SUBSIDIARY
       CONDENSED CONSOLIDATED BALANCE SHEETS AND PRO FORMA BALANCE SHEET

                                                           Pro Forma
                                                           June 30, 1997     June 30, 1997  December 31, 1996
                                                           See Note J
                                                           -------------------------------- -----------------

                         ASSETS

Current assets:
     Cash and cash equivalents...........................       $422,381          $294,819          $373,526
     Restricted cash.....................................        299,829           299,829
     Inventories.........................................        170,871           170,871           584,026
     Accounts receivable, net of reserve for doubtful
       accounts..........................................      1,428,199         1,495,105           581,815
     Prepaid expenses and other current assets...........        105,985           105,985            95,278
     Subscription receivable.............................                                            800,000
                                                              -----------       -----------       -----------
        Total current assets.............................      2,427,265         2,366,609         2,434,645

Restricted cash..........................................                                            216,300
Rental equipment, net of accumulated depreciation........      1,817,798           906,317           935,821
Equipment and leasehold improvements, net of accumulated
    depreciation and amortization........................        388,183           388,183           319,905
Deposits and other assets................................        201,542           198,841            93,868
Deferred financing costs.................................        121,489           121,489            54,083
Goodwill, net of accumulated amortization................      2,160,425         1,263,247         1,296,591
                                                             ------------       -----------       -----------
        TOTAL............................................     $7,116,702        $5,244,686        $5,351,213
                                                             ============       ===========       ===========
                          LIABILITIES

Current liabilities:
     Accounts payable and accrued expenses...............       $985,483          $938,252          $705,105
     Income taxes payable................................         28,901            28,901            30,000
     Notes payable-bank..................................        400,000           400,000           260,000
     Notes payable-stockholders including accrued
       interest..........................................        140,023           140,023           134,609
     Notes payable-acquisition debt......................        437,500           337,500           300,000
     Current maturities of long-term debt................         25,000
     Deferred officers' compensation (including accrued
       interest).........................................        199,395           199,395           210,924
                                                             ------------       -----------       -----------
        Total current liabilities........................      2,216,302         2,044,071         1,640,638
Note payable-CII (including accrued interest
     and net of deferred debt discount)..................        761,585           761,585           713,318
Note payable-acquisition debt............................      1,612,500           712,500           785,000
Note payable-CDA including accrued interest..............        104,289           104,289           100,243
Note payable-DECD including accrued interest.............        204,778           204,778
Convertible promissory note payable......................        111,000           111,000
Notes payable-equipment..................................         49,785
Deferred tax liability...................................         30,000            30,000            30,000
Grant award and other liabilities........................         73,124            73,124            73,124
                                                             ------------       -----------       -----------
        Total liabilities................................      5,163,363         4,041,347         3,342,323
                                                             ------------       -----------       -----------
          STOCKHOLDERS' EQUITY
Common stock - $.01 par value; 14,000,000 shares
    authorized...........................................         80,603            77,269            76,697
Additional paid-in capital...............................     14,175,809        13,429,143        13,307,542
Deficit..................................................    (12,303,073)      (12,303,073)      (11,375,349)
                                                             ------------       -----------       -----------
        Total stockholders' equity ......................      1,953,339         1,203,339         2,008,890
                                                             ------------       -----------       -----------
        TOTAL............................................     $7,116,702        $5,244,686        $5,351,213
                                                             ============       ===========       ===========

           The atached notes are made a part hereof.

                    VIVAX MEDICAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three months ended       Six months ended
                                          June 30,                June 30,
                                    -------------------------------------------
                                      1997          1996        1997       1996
                                    ---------     ---------  ----------  ----------
Net sales........................... $307,968      $206,359    $729,794    $288,912
Rental income.......................  404,303       173,968     797,650     173,968
                                    ---------     ---------   ---------  ---------
            Total revenues..........  712,271       380,327   1,527,444     462,880

Cost of revenues....................  594,874       406,883   1,417,838     709,589
                                    ---------     ---------   ---------  ---------
Gross profit (loss).................  117,397       (26,556)    109,606    (246,709)
                                    ---------     ---------    ---------  ---------

Research and development expenses...   72,099        84,549     214,635     166,168
General, administrative, and
  marketing expenses................  277,801       194,659     740,212     346,785
                                    ---------     ---------    ---------  ---------

Total expenses...................... (349,900)     (279,208)   (954,847)   (512,953)
                                    ---------     ---------    ---------  ---------

(Loss) from operations.............. (232,503)     (305,764)   (845,241)   (759,662)

Interest and other income...........   31,457         8,069     58,751      32,123
Interest expense....................  (71,609)      (43,630)   (141,234)    (71,461)
                                    ---------     ---------    ---------  ---------

NET LOSS............................($272,655)    ($341,325)  ($927,724)  ($799,000)
                                    ==========    ==========  ==========  ==========

Net loss per share..................   ($0.04)    ($0.06)     ($0.12)     ($0.14)
                                       =======    =======     =======     =======

Weighted average number of common
  shares used in computing loss
  per share.........................7,687,016  5,803,616   7,676,575   5,799,816
                                    =========  =========   =========   =========


                 The attached notes are made a part hereof.

                    VIVAX MEDICAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six months ended
                                                                June 30,
                                                         ------------------------
                                                                1997        1996
                                                         ----------- ------------
Cash flows from operating activities:
 Net loss................................................  ($927,724)  ($799,000)
 Adjustments to reconcile net loss to net cash
   (used in) operating activities:
  Depreciation and amortization..........................    311,898      60,156
  Common stock issued for professional services rendered.     11,250      11,211
  Gain on sale of fixed assets...........................     (2,925)
  Changes in operating assets and liabilities:
   Decrease (increase) in inventories....................    413,155    (151,077)
   (Increase) in accounts receivable, prepaid expenses
    and other assets..................................... (1,110,414)   (286,161)
   (Increase) in restricted cash.........................    (83,529)   (109,500)
   Increase in accounts payable and accrued expenses.....    304,550      15,649
   (Decrease) increase in deferred officers' compensation    (17,500)     75,999
   (Decrease) increase in accrued interest payable.......    (12,163)     44,649
                                                         ------------------------
     Net cash (used in) operating activities............. (1,113,402) (1,138,074)
                                                         ------------------------
Cash flows from investing activities:
 Purchase of equipment...................................   (298,279)    (11,808)
 Proceeds from sale of fixed assets......................      8,550
 Cash acquired with acquisition of company...............                 30,771
 Costs incurred with acquisition of company..............                (16,895)
                                                         ------------------------
     Net cash (used in) provided by investing activities.   (289,729)      2,068
                                                         ------------------------
Cash flows from financing activities:
 Proceeds from issuance of notes payable.................    451,000     900,000
 Decrease in notes payable...............................    (37,500)
 Proceeds from sale of common stock......................     46,100      20,000
 Issuance costs incurred in sale of common stock.........     (4,300)     (2,000)
 Stock issued with convertible promissory note.........        9,724
 Deferred financing costs................................     59,400
 Repayment of notes payable-officers.....................               (115,750)
 Decrease in subscription receivable.....................    800,000      90,000
                                                         ------------------------
     Net cash provided by financing activities...........  1,324,424     892,250
                                                         ------------------------
(DECREASE) IN CASH AND CASH EQUIVALENTS..................    (78,707)   (243,756)
Cash and cash equivalents at beginning of period.........    373,526     485,819
                                                         ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............   $294,819    $242,063
                                                         ========================
Supplemental disclosure of cash flow information:
   Value of warrants given in connection with financing..               $100,800
   Issuance of stock for acquisition of subsidiary.......              1,200,000
   Issuance of debt for acquisition of subsidiary........              1,500,000

              The attached notes are made a part hereof.

                    VIVAX MEDICAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1997

                                   (UNAUDITED)

(NOTE A):

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

         (2) In June 1997 the Company changed its name from Nova Technologies, Inc. to Vivax Medical Corporation. The name of its wholly-owned subsidiary has been changed from Vivax Medical Corp. to Vivax Medical Services, Inc.

         (3) The consolidated statements include the accounts of Vivax Medical Corporation and its wholly-owned subsidiary, Vivax Medical Services, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

(NOTE B):

         (1) In management's opinion, all necessary adjustments (consisting only of normal recurring adjustments) have been made in order to present fairly the results for the interim periods.

         (2) The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations for the year ending December 31, 1997.

(NOTE C):

         Net loss per share is based on the weighted average number of shares outstanding during each period. No effect has been given to outstanding options and warrants as the effect would be antidilutive.

(NOTE D):

         Inventories are stated at the lower of cost (first-in, first-out) or market.

                    VIVAX MEDICAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1997

                                   (UNAUDITED)


(NOTE E):

         At June 30, 1997 the following loans are outstanding:

        (a) Notes Payable-Peoples                             $  400,000
        (b) Notes Payable-Stockholder                             99,250
        (c) Notes Payable-Acquisition Debt                     1,050,000
        (d) Notes Payable-CII                                    750,000
        (e) Notes Payable-CDA                                    100,000
        (f) Notes Payable-DECD                                   200,000
        (g) Convertible Promissory Note                          111,000
                                                              ----------
                 Total Notes Payable                           2,710,250
            Current Portion                                      836,750
                                                              ----------
            Long-term Portion                                 $1,873,500

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

         (c) comprised of a $300,000 promissory note payable on July 1, 1997 and a $750,000 promissory note payable quarterly over three years, commencing in 1998, with principal installments dependant on future operating results of an acquired business; both notes bear interest at 8% per annum and are secured by certain inventory, equipment and technology. On December 30, 1996 $450,000 of the original $750,000 promissory note was exchanged for 225,000 shares of the Company's common stock and the remaining $300,000 was paid in full in July 1997.

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

         (g) matures on January 15, 1999 and convertible into common stock at any time prior to maturity at a conversion price of $3.00 per share.

(NOTE F):

         Two officers have agreed to defer payment of salaries due them aggregating $183,083 and payment of interest on deferred compensation due them aggregating $15,968. An aggregate of $175,750 of such sum is subordinated to borrowings under Peoples and CII loan facilities.

                    VIVAX MEDICAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1997

                                   (UNAUDITED)

(NOTE G):

         In June 1996 the Company, through a wholly-owned acquisition corporation, acquired all of the outstanding capital stock of Comed Systems, Inc., now called Vivax Medical Services, Inc. ("VSI") in exchange for 600,000 shares of its common stock and two $750,000 promissory notes issued by the acquisition corporation. The notes, which bear interest at 8% per annum, are guaranteed by the Company. The first note, due on July 1, 1997 was paid in full by a combination of cash and common stock and the second note is due on January 1, 2001 subject to quarterly prepayment installments commencing April 20, 1998. Such installments are equal to the lesser of $37,500 or 25 percent of VSI's operating income (as defined). The transaction was accounted for as a purchase; therefore the results of operations for Comed were included in the accompanying financial statements since the date of acquisition. The cost of the acquisition has been allocated to the fair market value of the assets acquired and liabilities assumed and resulted in goodwill of approximately $1,334,000.

(NOTE H):

         In January 1997 the Company entered into an agreement with Therapy Concepts, Inc ("Therapy") containing an option (expiring on October 1, 1999) to acquire a part or all of Therapy's business at a price based on a multiple of Therapy's earnings (as defined), and payable in a combination of cash and the Company's common stock. In July 1997 the Company agreed to acquire Therapy's manufacturing equipment, tooling, component parts and intellectual property rights to all of Therapy's therapeutic mattress systems for approximately $1 million.

(NOTE I):

         In July and August 1997 the Company received net proceeds from the sale of Convertible promissory notes aggregating $307,500.

(NOTE J):

         In August 1997, the Company executed a contract to purchase all of the outstanding stock of Concept Medical Corporation and Affiliates ("Concept") in exchange for 333,334 shares of its common stock, a $500,000 promissory note and $500,000 cash payable at closing. The closing is scheduled for on or about September 30, 1997. The note will bear interest at 8% per annum and will be subject to quarterly prepayment installments commencing December 31, 1998. Such installments will be equal to the lesser of $31,250 or 25 percent of Concept's operating income (as defined). The transaction will be accounted for as a purchase. The cost of the acquisition has been allocated to the fair market value of the assets acquired and liabilities assumed and goodwill of approximately $900,000 was

                    VIVAX MEDICAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1997

                                   (UNAUDITED)


recorded. Assuming the sale was consummated as of the beginning of the current and prior fiscal years pro forma operating results of the Company would be as follows:

                                            Six months ended June 30,
                                             1997              1996
                                         -------------------------------
         Revenue ..................      $ 1,809,866       $ 1,199,433
         Net loss .................         (957,498)         (523,037)
         Loss per share ...........            ($.12)            ($.09)
         Shares used ..............        8,009,909         6,133,150

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company, from its inception on January 23, 1984 through the fiscal year ended December 31, 1994 had been engaged primarily in research and development of its NOVABED'r' Patient Mobility System and in raising capital to design and develop a marketable product. In 1994, the Company began taking orders for Novabed units and in June 1994, the Company shipped its initial Novabed model.

        In June 1997, the name of the Company was changed to Vivax Medical Corporation ("Vivax"). The purpose of the name change was to provide unique market identification to the Company. The company is now marketing its Novabed units under the name Vivax Mobility System'tm'.

        On June 14, 1996, the Company, through a wholly owned acquisition corporation i.e. Vivax Medical Corp., which has been renamed Vivax Medical Services, Inc. ("VSI") acquired all of the outstanding capital stock of Comed Systems, Inc. ("Comed") (one of its distributors at that date) in exchange for 600,000 shares of the Company's common stock and two $750,000 promissory notes. On December 30, 1996, $450,000 of one of the notes was exchanged for 225,000 shares of the Company's common stock.

        Comed Systems, Inc. was incorporated in December 1989 and began operations in mid 1991 to distribute specialized beds and support surfaces in eastern New England.

        The Company has entered into an agreement to purchase all of the outstanding stock of Concept Medical Corporation and Affiliates ("Concept"). Concept is a distributor of the Company's products and rents specialty beds in South Florida. The purchase price of $2,000,000 was valued pursuant to the agreement and consists of 333,334 shares of the Company's common stock valued at $1,000,000, a $500,000 promissory note and a cash payment at closing of $500,000. The closing is currently scheduled for on or about September 30, 1997.

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.

        In the three months ended June 30, 1997 the Company recorded revenues of $712,000 and incurred a net loss of $273,000 ($.04 per share) compared to revenues of $380,000 and a net loss of $341,000 ($.06 per share) in the three months ended June 30, 1996. The results of 1997 include the operations of VSI which was acquired in June 1996; as a result of the acquisition, the comparison between the quarters ended June 30, 1997 and June 30, 1996 may not necessarily be meaningful.

        The increase in revenues of $332,000 is due to the inclusion of VSI revenues for three months in 1997 compared to a half a month in 1996 ($230,000) and increased Vivax sales ($102,000). Vivax incurred a loss for the quarter of $442,000 and VSI earned $169,000 in the quarter.

        In the quarter ended June 30, the Company realized a gross profit of $117,000 compared to a gross loss of $27,000 in the quarter ended June 30, 1996. VSI's gross profit of $213,000 was offset by a $96,000 gross loss by Vivax. In September 1995, Vivax opened its new 28,000 square foot manufacturing facility in conjunction with the completion of an equity and debt financing package (the "1995 Financing"). The new manufacturing facility was necessary to enable Vivax to meet its manufacturing requirements and sales objectives. Production levels at the new facility have not yet been high enough to absorb the higher overhead incurred in the new facility. Manufacturing in the Hauppauge facility was shut down at the end of June 1996. As production and sales levels increase the Company expects Vivax's gross losses to diminish and thereafter rising gross profits, although no assurance can be given that Vivax will be able to achieve such satisfactory production and sales levels.

        Research and development expenses decreased $13,000 from $85,000 in the second quarter of 1996 to $72,000 in the comparable 1997 quarter. The decrease is attributable to the closing of the Hauppauge research and development facility. The Company closed its 7500 square foot location in March 1997 and on May 1, 1997 moved that operation to a 1500 square foot building and reduced the number of personnel involved in the research and development function.

        General, administrative and marketing expenses increased $83,000 from $195,000 in the second quarter of 1996 to $278,000 in the comparable 1997 quarter. The increase is attributable to expansion of the sales force by Vivax, increases in payroll and payroll-related items, consulting and professional fees concerning possible acquisitions, financing, public relations and sundry expenses in connection with the growth of the Company. The acquisition of Comed in June 1996 resulted in increased expenses aggregating $27,000 in the current quarter, of which $17,000 is attributable to the amortization of goodwill incurred in connection with the acquisition of Comed.

        Interest expense increased $28,000 from $44,000 in 1996 to $72,000 in 1997, of which approximately $45,000 is attributable to interest on debt and amortization of financing costs incurred in the 1995 Financing and $21,000 is attributable to interest on notes payable issued in conjunction with the acquisition of Comed.

        As a result of the issuance of common stock in 1996 for capital funds and for the acquisition of Comed, the weighted average number of common shares used in computing loss per share increased from 5,804,000 at June 30, 1996 to 7,687,000 at June 30, 1997.

        Six months Ended June 30, 1997 Compared to Six months ended June 30,
1996.

        In the six months ended June 30, 1997 the Company recorded revenues of $1,527,000 and incurred a net loss of $928,000 ($.12 per share) compared to revenues of $463,000 and a net loss $799,000 ($.14 per share) in the six months ended June 30, 1996.

        The increase in revenues of $1,064,000 is due to the inclusion of VSI revenues for the whole six month period ($624,000) and increased Vivax sales ($440,000).

        In the six months ended June 30, 1997 the Company realized a gross profit of $110,000 compared to a gross loss of $247,000 in the six months ended June 30, 1996. VSI's gross profit of $401,000 was offset by a gross loss in Vivax. In September 1995, Vivax opened its new 28,000 square foot manufacturing facility in conjunction with the completion of the 1995 Financing. The new manufacturing facility was necessary to enable Vivax to meet its manufacturing requirements and sales objectives. Initially, production levels at the new facility have not been high enough to absorb the additional manufacturing overhead incurred in the new facility. Manufacturing in the original facility was shut down at the end of June 1996 and as production and sales levels increase the Company expects gross losses to diminish and thereafter rising gross profits, although no assurance can be given that the Company will be able to achieve such satisfactory production and sales levels.

        Research and development expenses increased $49,000 from $166,000 in the first six months of 1996 to $215,000 in the comparable 1997 period. In the first quarter of 1997 research and development expenses increased in the Hauppauge facility as its primary function changed from manufacturing to research and development. The 7500 square foot facility was closed in March and a smaller facility was opened in May. In the second quarter of 1997 research and development expenses declined from the comparable quarter.

        General, administrative and marketing expenses increased $393,000 from $347,000 in the first half of 1996 to $740,000 in the comparable 1997 half. The increase is attributable to expansion of the sales force by Vivax, increases in payroll and payroll-related items, consulting and professional fees concerning possible acquisitions and financing, public relations and sundry expenses in connection with the growth of the Company. In addition, VSI's expenses were included for six months versus a half a month in the comparable prior period.

        Interest expense increased $70,000 from $71,000 in 1996 to $141,000 in 1997, of which $86,000 is attributable to interest on new debt and amortization of financing costs incurred on the 1995

Financing and $42,000 is attributable to interest on notes payable issued in conjunction with the acquisition of Comed.

Liquidity and Capital Resources

        During the first six months of 1997 the Company (including VSI) used net cash in operating activities aggregating $1,113,000 compared to $1,138,000 in the prior years's six month period. In the 1997 period funds were provided by higher depreciation charges, inventory reductions (primarily of Novabeds) and higher accounts payable and accrued expenses. In the same period funds were used for increased accounts receivables . The Company purchased equipment aggregating $298,000, of which $126,000 was used for the Bristol facility and $172,000 was used to buy rental equipment for VSI. In the prior year's comparable period, equipment purchases were $12,000. In 1997 the Company paid $62,000 for the development and right to use plans and technology for three types of mattresses it intends to manufacture and market.

        In the first six months ended June 30, 1997 net cash provided by financing activities aggregated $1,324,000 compared to $892,000 in the first half of 1996. In the first six months of 1997 the Company received financing proceeds as follows: (i) $200,000 loan from the Connecticut Department of Economic and Community Development ("DECD"), (ii) $111,000 from the sale of a Convertible promissory note, (iii) $140,000 loan from People's Bank (iv) and net proceeds of $842,000 in connection with the sale of its common stock. In the first half of 1996 the Company received proceeds of a $650,000 loan from Connecticut Innovations, Incorporated ("CII"), a $250,000 loan from People's Bank and received $108,000 from the sale of its common stock.



        As of June 30, 1997, the Company had borrowed $400,000 under a revolving line of credit, $300,000 under equipment loans (including a $200,000 equipment loan in January 1997), $1,050,000 under a promissory note to purchase Comed, $750,000 under a loan from CII and $111,000 under a Convertible promissory note. At June 30, 1997 the Company (including Service) had a net worth of $1,203,000, net rental equipment of $906,000, working capital of $323,000, including unrestricted cash of $295,000, accounts receivable of $1,495,000 and inventory aggregating $171,000.

         At June 30, 1996, the Company had a net worth of $1,115,000, working capital of $630,000, including unrestricted cash of $242,000, accounts receivable of $503,000 and inventory aggregating $685,000.

         The Company has expended approximately $314,000 to purchase equipment and furniture for its new manufacturing facility in Bristol, CT. and has purchased approximately $270,000 of rental equipment for VSI since its acquisition in June 1996.

        The Company's loan agreement with People's Bank requires that the Company satisfy at the end of each quarter certain financial covenants as set forth below:

                                              REQUIRED         ACTUAL
     Min. Working Capital                       $700,000        $322,538
     Min. Current Ratio                     1.75 to 1.00     1.16 to 1.00
     Min. Capital Funds                       $1,300,000       $1,329,593
     Max. Unsubord. Debt Ratio              2.50 to 1.00     1.94 to 1.00

        For purposes of the agreement, "Working Capital" is defined as current assets minus current liabilities, "Current Ratio" is defined as current assets divided by current liabilities, "Capital Funds" is defined as the sum of tangible net worth plus subordinated debt minus the sum of intangible assets plus loans to officers, directors, employees and affiliates, and "Unsubordinated Debt Ratio" is defined as total unsubordinated debt divided by total capital funds. At June 30, 1997, the Company was not in compliance with the Minimum Working Capital and Minimum Current Ratio covenants. The bank has agreed to waive these covenants at June 30, 1997. The People's Bank loan was secured in part by three letters of credit. The Bank has agreed to accept substitute collateral from the Company in the form of additional restricted cash which is being held in escrow in the Debt Service Reserve and has released these letters of credit. Failure to satisfy any of the financial covenants constitutes a default under the People's Bank financing which allows People's Bank to terminate its obligation to provide financing to the Company and to accelerate all loans outstanding to the Company. A default under the People's Bank financing also constitutes a default under the Company's other financing arrangements.

        In connection with the acquisition of Comed, VSI issued two promissory notes of $750,000 each to Douglas and Donna Drew, the former shareholders of Comed, which are guaranteed by the Company. The first note bears interest at the rate of 8%, payable at maturity. The maturity date of the note was extended from June 14, 1997 to July 1, 1997. On December 30, 1996 $450,000 of the note was converted to 225,000 shares of the Company's common stock; the remaining $300,000 of this note was paid in full in July 1997. The second note bears interest at 8%, requires quarterly interest payments and matures on January 1, 2001. Principal payments are due quarterly 60 days following each of the first three calendar quarters and 110 days following the fourth calendar quarter, commencing April 20, 1998, in an amount equal to the lesser of (i) $37,000 or
(ii) 25% of the operating income of VSI during the prior calendar quarter. Both notes are secured by a second lien on the accounts receivable and inventory of VSI and a second lien on Vivax's intellectual property.

        The Company intends to continue to explore strategic alliances or mergers in addition to the Comed acquisition as a means of improving the Company's cash flow and capital. In this regard, the Company has contracted to purchase Concept for $2,000,000. In order to meet the terms required at the September 30, 1997 closing date, the Company must raise funds for the required cash payment of $500,000. The Company believes that it has the resources to either borrow funds or sell equity to complete this transaction, although no assurance can be given that the Company will be able to secure such funds or secure at economical terms.

        In January 1997 the Company entered into an agreement with Therapy Concepts Inc. ("Therapy"), a manufacturer and distributor of air therapy support surfaces and other related medical products with approximately $10 million in annual revenues. Under the terms of the agreement the Company has the right to purchase and Therapy has the option to sell either or both the manufacturing and the distribution business of Therapy at a purchase price based on a multiple of earnings (as defined). The term of the option period is from December 1, 1997 to October 1, 1999. In order to exercise its option, the Company must obtain an additional $10 million in equity and be listed on the NASDAQ Small-Cap market system. In July 1997 the Company agreed to acquire Therapy's manufacturing equipment, tooling, component parts and intellectual property rights to all of Therapy's therapeutic mattress systems for approximately $1 million.

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

        The Company has received reports on its financial statements from its independent auditors which include an explanatory paragraph indicating that substantial doubt exists about the ability of the Company to continue as a going concern. The factors referenced by the auditors include the Company's recurring operating losses and the need for additional financing for commercial exploitation of its product. The Company has signed a letter of intent with an underwriter for a proposed offering of the Company's common stock aggregating approximately $6 to $8 million. The proceeds will be used for working capital. There can be no assurance that the Company will be able to market the proposed offering and obtain the amount of funds, or any funds, that it is seeking. If sufficient capital is not raised, the Company may have to drastically reduce its staff and curtail manufacturing operations which could result in a default under and acceleration of the Company's loan obligations and, ultimately, bankruptcy and/or the discontinuance of operations.

        In August 1997, the Company received verbal commitments for financing from CII and DECD, aggregating $500,000 and $650,000, respectively. CII has committed to purchase convertible debentures from the Company and the funds will be used for working capital. The funds from DECD will be used to purchase manufacturing machinery and DECD will receive installment notes repayable over seven years. The Company feels that the receipt of these funds, in addition to the $400,000 received from the sale of Convertible promissory notes in June through August, together with an additional $500,000 it is seeking to raise will fulfill the Company's capital requirements for at least one year. There can be no assurance that the Company will be able to raise the additional funds or that the funds will be sufficient to completely fulfill the Company's capital requirements.


                           PART II. OTHER INFORMATION

                                 Not Applicable

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VIVAX MEDICAL CORPORATION
                                      (Registrant)


August 19, 1997                       By:  /s/ Stephen M. Fisher
                                          -------------------------
                                           President

                     STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as............  'r'
The trademark symbol shall be expressed as....................... 'tm'