Form 10QSB
period 1997-09-30
NOVA TECHNOLOGIES INC /DE
filed 1997-11-14
CIK 776171

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      For the transition period from           to

                      Commission file number              33-42880

                        VIVAX MEDICAL CORPORATION
    ------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Delaware                               11-2674603
--------------------------------      --------------------------------
(State or other jurisdiction of      (IRS Employer Identification No.)
 incorporation or organization)

            545 Middle Street Bristol, Connecticut 06010
           ----------------------------------------------
              (Address of principal executive offices)

                                 (860) 589-8200
                  --------------------------------------------
                        (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

        Common Stock, $.01 par value - 8,103,916 shares outstanding as of September 30, 1997.

Transitional Small Business Disclosure Format: Yes      No X

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
-----------------------------
                    VIVAX MEDICAL CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30, 1997 December 31, 1996
                                                         ------------------ -----------------
                         ASSETS

Current assets:
     Cash and cash equivalents...........................          $35,995          $373,526
     Restricted cash.....................................          299,829
     Inventories.........................................          237,571           584,026
     Accounts receivable, net of reserve for doubtful
       accounts..........................................        1,394,367           581,815
     Prepaid expenses and other current assets...........          144,067            95,278
     Subscription receivable.............................                            800,000
                                                                -----------       -----------
        Total current assets.............................        2,111,829         2,434,645

Restricted cash..........................................                            216,300
Rental equipment, net of accumulated depreciation........        1,579,983           935,821
Equipment and leasehold improvements, net of accumulated
    depreciation and amortization........................          382,914           319,905
Deposits and other assets................................          355,219            93,868
Deferred financing costs.................................          414,770            54,083
Goodwill, net of accumulated amortization................        2,447,081         1,296,591
                                                                -----------       -----------
        TOTAL............................................       $7,291,796        $5,351,213
                                                                ===========       ===========
                          LIABILITIES

Current liabilities:
     Accounts payable and accrued expenses...............       $1,290,746          $705,105
     Income taxes payable................................           37,901            30,000
     Notes payable-bank..................................          400,000           260,000
     Notes payable-stockholders including accrued
       interest..........................................          142,775           134,609
     Notes payable-acquisition debt......................                            300,000
     Current portion of long-term debt...................          175,000
     Deferred officers' compensation (including accrued
       interest).........................................          202,395           210,924
                                                                -----------       -----------
        Total current liabilities........................        2,248,817         1,640,638
Note payable-CII (including accrued interest
     and net of deferred debt discount)..................          786,488           713,318
Note payables-acquisition debt...........................        1,000,000           785,000
Note payable-CDA including accrued interest..............          106,373           100,243
Note payable-DECD including accrued interest.............          207,333
Note payable-Finova Capital Corporation..................          600,000
Convertible promissory notes payable.....................          498,500
Senior secured convertible note payable..................          100,000
Notes payable-equipment..................................          130,668
Deferred tax liability...................................           30,000            30,000
Grant award and other liabilities........................           73,124            73,124
                                                                -----------       -----------
        Total liabilities................................        5,781,303         3,342,323
                                                                -----------       -----------
          STOCKHOLDERS' EQUITY
Common stock - $.01 par value; 14,000,000 shares
    authorized...........................................           81,035            76,697
Additional paid-in capital...............................       14,587,721        13,307,542
Deficit..................................................      (13,158,263)      (11,375,349)
                                                                -----------       -----------
        Total stockholders' equity ......................        1,510,493         2,008,890
                                                                -----------       -----------
        TOTAL............................................       $7,291,796        $5,351,213
                                                                ===========       ===========


                    The atached notes are made a part hereof.
                                        2

                    VIVAX MEDICAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three months ended   Nine months ended
                                        September 30,       September 30,
                                    --------------------------------------------
                                       1997      1996       1997        1996
                                    --------- ---------  ----------- -----------
Net sales........................... $  1,201  $194,710    $730,995    $483,622
Rental income.......................  359,182   525,979   1,156,832     699,947
                                    --------------------------------------------
            Total revenues..........  360,383   720,689   1,887,827   1,183,569
Cost of revenues....................  511,698   443,697   1,929,536   1,153,286
                                    --------------------------------------------
Gross profit (loss)................. (151,315)  276,992     (41,709)     30,283
                                    --------------------------------------------
Research and development expenses...  162,770   168,763     377,405     334,931
General, administrative, and
  marketing expenses................  452,563   362,588   1,192,775     709,373
                                    -------------------------------- -----------
Total expenses...................... (615,333) (531,351) (1,570,180) (1,044,304)
                                    --------------------------------------------
Loss from operations................ (766,648) (254,359) (1,611,889) (1,014,021)
Interest and other income...........      113     1,782      58,864      33,905
Interest expense....................  (88,655)  (93,659)   (229,889)   (165,120)
                                    -------------------------------- -----------
NET LOSS............................($855,190)($346,236)($1,782,914)($1,145,236)
                                    ==================== =========== ===========
Net loss per share..................   ($0.11)   ($0.05)     ($0.23)     ($0.19)
                                       =======   =======    =======      =======
Weighted average number of common
  shares used in computing loss
  per share.........................7,730,249 6,412,083   7,700,698   6,003,905
                                     ========= ========= =========    =========


                   The attached notes are made a part hereof.
                                        3

              VIVAX MEDICAL CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                               Nine months ended
                                                                 September 30,
                                                            ------------------------
                                                                1997        1996
                                                            ----------- -----------
Cash flows from operating activities:
 Net loss...................................................($1,782,914)($1,145,236)
 Adjustments to reconcile net loss to net cash
   (used in) operating activities:
  Depreciation and amortization.............................    481,139     144,428
  Common stock issued for professional services rendered....     75,743      11,988
  Gain on sale of fixed assets..............................     (2,925)
  Changes in operating assets and liabilities:
   Decrease (increase) in inventories.......................    346,455     (11,553)
   (Increase) in accounts receivable, prepaid expenses
    and other assets........................................ (1,360,407)   (386,757)
   (Increase) in restricted cash............................    (83,529)   (109,500)
   Increase in accounts payable and accrued expenses........    537,739      53,019
   (Decrease) increase in deferred officers' compensation...    (17,500)    106,000
   Increase in accrued interest payable.....................     52,812     103,370
                                                            ------------------------
     Net cash (used in) operating activities................ (1,753,387) (1,234,241)
                                                            ------------------------
Cash flows from investing activities:
 Purchase of equipment......................................   (322,761)   (135,942)
 Proceeds from sale of fixed assets.........................      8,550
 Cost of acquisition net of cash acquired...................   (418,857)    (47,748)
                                                            ------------------------
     Net cash (used in) in investing activities.............   (733,068)   (183,690)
                                                            ------------------------
Cash flows from financing activities:
 Proceeds from issuance of notes payable....................  1,688,500   1,160,000
 Decrease in notes payable..................................   (550,000)
 Proceeds from sale of common stock.........................     46,100      20,000
 Issuance costs incurred in sale of common stock............     (4,300)     (2,000)
 Stock issued with convertible promissory note..............    109,224
 Deferred financing costs...................................     59,400
 Repayment of notes payable-officers........................               (145,750)
 Decrease in subscription receivable........................    800,000      90,000
 Common stock issued in connection with financing...........                 13,265
                                                            ------------------------
     Net cash provided by financing activities..............  2,148,924   1,135,515
                                                            ------------------------
(DECREASE) IN CASH AND CASH EQUIVALENTS.....................   (337,531)   (282,416)
Cash and cash equivalents at beginning of period............    373,526     485,819
                                                            ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $35,995    $203,403
                                                            ========================
Supplemental disclosure of cash flow information:
   Value of warrants given in connection with financing.....               $100,800
   Issuance of stock for acquisition of subsidiary..........   $800,000   1,200,000
   Issuance of debt for acquisition of subsidiary...........    500,000   1,500,000
   Value of warrants given in connection with asset purchase    198,352

              The attached notes are made a part hereof.

                       VIVAX MEDICAL CORPORATION AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF SEPTEMBER 30, 1997
                                    (UNAUDITED)

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

     (2) In June 1997 the Company changed its name from Nova Technologies, Inc. to Vivax Medical Corporation ("Vivax"). The name of its wholly-owned subsidiary has been changed from Vivax Medical Corp. to Vivax Medical Services, Inc.("VSI").

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

     (2) The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations for the year ending December 31, 1997.

(NOTE C):

     Net loss per share is based on the weighted average number of shares outstanding during each period. No effect has been given to outstanding options and warrants as the effect would be antidilutive.

(NOTE D):

     Inventories are stated at the lower of cost (first-in, first-out) or market.

                    VIVAX MEDICAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1997
                                   (UNAUDITED)

(NOTE E):

     At  September  30,  1997 the  following  loans are  outstanding:


     (a) Notes Payable-Peoples                     $ 400,000
     (b) Notes Payable-Stockholder                    99,250
     (c) Notes Payable-Acquisition Debt            1,000,000
     (d) Notes Payable-CII                           750,000
     (e) Notes Payable-CDA                           100,000
     (f) Notes Payable-DECD                          200,000
     (g) Convertible Promissory Notes                498,500
     (h) Notes Payable-Finova                        750,000
     (i) Senior Secured Convertible Note             100,000
     (j) Notes Payable-Equipment                     155,668
                                                  ----------
               Total Notes Payable                 4,053,418
         Current Portion                             674,250
                                                  ----------
         Long-term Portion                        $3,379,168

     (a) revolving credit loan maturing December 5, 1997: interest at prime plus 1 1/2%.

     (b) interest at 11% per annum; payable on demand and subordinated to the borrowings under the Peoples and CII loan facilities. At the stockholder's discretion the note can be repaid in cash or he may elect to receive one three-year warrant in exchange for each dollar of debt, to purchase the Company's common stock at $1.50 per share.

     (c) comprised of (i) a $750,000 promissory note payable quarterly over three years, commencing in 1998, with principal installments dependant on future operating results of an acquired business and (ii) a $500,000 promissory note payable over four years commencing April 20, 1999 with principal installments dependant on future operating results of an acquired business; both notes bear interest at 8% per annum and are secured by certain inventory, equipment and technology. On September 30, 1997 $250,000 of the $750,000 promissory note was paid reducing the outstanding balance to $500,000.

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

     (g) matures on January 15, 1999, bearing interest at 10% per annum payable quarterly and convertible into common stock at any time prior to maturity at a conversion price of $3.00 per share.

     (h) matures on September 30, 2002,and repayable in 60 equal monthly installments commencing on November 1, 1997 bearing interest at 10.25% per annum secured by the Company's common stock and all of the tangible and intangible assets of VSI, the Company's wholly-owned

                    VIVAX MEDICAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1997
                                   (UNAUDITED)

subsidiary.

     (i) matures on September 30, 2003, bearing interest at 10% per annum, payable on the first to occur of (i) payment of dividend on common stock (ii) conversion into common stock or (iii) January 1, 1998; convertible into common stock prior to maturity at CII's option at a conversion price of $2.50 per share.

     (j) sundry installment loans to purchase rental equipment.

(NOTE F):

     Two officers have agreed to defer payment of salaries due them aggregating $183,083 and payment of interest on deferred compensation due them aggregating $18,968. An aggregate of $175,750 of such sum is subordinated to borrowings under Peoples and CII loan facilities.

(NOTE G):

     In June 1996 the Company, through a wholly-owned acquisition corporation, acquired all of the outstanding capital stock of Comed Systems, Inc., now called Vivax Medical Services, Inc.-Northeast Division ("NE") in exchange for 600,000 shares of its common stock and two $750,000 promissory notes issued by the acquisition corporation. The notes, which bear interest at 8% per annum, are guaranteed by the Company. The first note, due on July 1, 1997 was paid in full by a combination of cash and common stock and the second note is due on January 1, 2001 subject to quarterly prepayment installments commencing April 20, 1998. The Company prepaid $250,000 of such installments on September 30, 1997. The installments are equal to the lesser of $37,500 or 25 percent of NE's operating income (as defined). The transaction was accounted for as a purchase; therefore the results of operations for Comed were included in the accompanying financial statements since the date of acquisition. The cost of the acquisition has been allocated to the fair market value of the assets acquired and liabilities assumed and resulted in goodwill of approximately $1,334,000.

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

                    VIVAX MEDICAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1997
                                   (UNAUDITED)
(NOTE I):

     On September 30, 1997, the Company through its wholly owned subsidiary ("VSI") acquired all of the outstanding capital stock of Concept Medical Corporation ("Concept") in exchange for 333,333 shares of its common stock, a $500,000 promissory note and $500,000 cash payable at closing. The note bears interest at 8% per annum and is subject to quarterly prepayment installments commencing April 20, 1999. Such installments will be equal to the greater of $41,667 or 25 percent of Concept's operating income (as defined). The transaction will be accounted for as a purchase. The cost of the acquisition has been allocated to the fair market value of the assets acquired and liabilities assumed and goodwill of approximately $1,200,000 was recorded. Assuming the sale was consummated as of the beginning of the current and prior fiscal years pro forma operating results of the Company would be as follows:


                                           Nine months ended September 30,
                                               1997               1996
                                           -------------------------------
              Revenue.....................  $2,422,000          $2,132,000
              Net loss....................  (1,745,000)           (711,000)
              Loss per share..............     ($.22)                ($.11)
              Shares used.................   8,034,000           6,337,000

(NOTE J):

     On September 30, 1997, the Company entered into a credit agreement with Finova Capital Corporation providing for loans to the Company in an amount not to exceed $5,000,000. The agreement consists of loans for acquisitions in an aggregate principal amount of up to $3,500,000 and a revolving loan for working capital in an aggregate principal amount of up to $1,500,000. On September 30, the Company borrowed $750,000 under the acquisition loan to purchase Concept ($500,000) and to repay $250,000 of the outstanding loan relating to the purchase of Comed.

(NOTE K):

     In October 1997, the Company received $400,000 from CII for the development and marketing of medical equipment. The $100,000 convertible demand promissory note previously issued to CII as of September 30, 1997 was replaced by a 10% senior secured convertible note payable for $500,000. The note matures on September 30, 2003 and is convertible into common stock prior to maturity at CII's option at a conversion price of $2.50 per share.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company, from its inception on January 23, 1984 through the fiscal year ended December 31, 1994 had been engaged primarily in research and development of its NOVABED(R) Patient Mobility System and in raising capital to design and develop a marketable product. From inception through December 31, 1994, the Company reported its results as a development stage enterprise and discontinued such reporting in 1995 and thereafter.

     In June 1997, the name of the Company was changed to Vivax Medical Corporation ("Vivax"). The purpose of the name change was to provide unique market identification to the Company. The company is now marketing its Novabed units under the name Vivax Mobility System (TM).

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

        On September 30, 1997 VSI acquired all of the outstanding capital stock of Concept Medical Corporation ("Concept"). Concept is a distributor of the Company's products and rents specialty beds in South Florida. The purchase price of $2,000,000 consists of 333,333 shares of the Company's common stock valued at $1,000,000 pursuant to the purchase agreement, a $500,000 promissory note and a cash payment of $500,000.

RESULTS OF OPERATIONS

        THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

     In the three months ended September 30, 1997 the Company recorded revenues of $360,000 and incurred a net loss of $855,000 ($.11 per share) compared to revenues of $721,000 and a net loss of $346,000 ($.05 per share) in the three months ended September 30, 1996. The results of 1997 include the operations of VSI which was acquired in June 1996.

        The decrease in revenues of $361,000 is due to (i) the temporary cessation of shipments of the Vivax Mobility System for the quarter and (2) a decline of $167,000 in VSI's rental income. In the third quarter of 1997 the Vivax Mobility System underwent a redesign change for the purpose of upgrading the system for use in the institutional rental market. All existing finished product of the prior design was shipped in the second quarter and shipments of the redesigned system will commence in the fourth quarter. VSI sales declined because of a decline in the number of its customers resulting from industry consolidation and to a lesser extent rental price erosion. Vivax sustained a loss for the quarter of $846,000 and VSI sustained a loss of $9,000 in the quarter.

        In the quarter ended September 30, 1997 the Company sustained a gross loss of $151,000 compared to a gross profit of $277,000 in the quarter ended September 30, 1996. VSI's gross profit of $143,000 was offset by a $294,000 gross loss in Vivax. The erosion of gross profit was due to the substantial reduction in sales, partially due to the redesign of the Vivax Mobility System and to a decline in manufacturing efficiency resulting from the emphasis on redesigning the product and the reduction in production levels during the quarter. As production and sales levels increase in subsequent quarters the Company expects Vivax's gross losses to diminish and thereafter rising gross profits, although no assurance can be given that Vivax will be able to achieve such satisfactory production and sales levels.

        Research and development expenses decreased $6,000 from $169,000 in the third quarter of 1996 to $163,000 in the comparable 1997 quarter. An officer engaged in research and development retired and the Company closed its 7500 square foot Hauppauge research and development facility. On May 1, 1997 the Company moved that operation to a 1500 square foot building and terminated most of the employees in this location. The Company is continuing its research and development program to design new product lines and to redesign existing product lines. Research and development expenditures are expected to remain at relatively high levels.

        General, administrative and marketing expenses increased $90,000 from $363,000 in the third quarter of 1996 to $453,000 in the comparable 1997 quarter. The increase is attributable to increases in consulting and professional fees concerning possible acquisitions and financing, public relations, and to a lesser extent payroll and payroll-related items, insurance and sundry expenses in connection with the growth of the Company.

        Interest expense declined $5,000 from $94,000 in 1996 to $89,000 in 1997. The increase in interest expense on greater debt outstanding was offset by interest savings on the reduction of interest on $450,000 of notes payable issued in conjunction with the acquisition of Comed which was exchanged for shares of common stock in December 1996.

         As a result of common stock sales in 1996 for capital funds and the issuance of common stock for the acquisition of Comed and Concept, the weighted average number of common shares used in computing loss per share increased from 6,412,000 at September 30, 1996 to 7,730,000 at September 30, 1997.

        NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

        In the nine months ended September 30, 1997 the Company recorded revenues of $1,888,000 and incurred a net loss of $1,783,000 ($.23 per share) compared to revenues of $1,184,000 and a net loss of $1,145,000 ($.19 per share) in the nine months ended September 30, 1996.

        The increase in revenues of $704,000 is due to the inclusion of VSI revenues for the whole nine month period (which accounted for $457,000 of the sales increase) compared to three and one-half months in the comparable prior period and an increase in Vivax sales of $247,000.

        In the nine months ended September 30, 1997 the Company sustained a gross loss of $42,000 compared to a gross profit of $30,000 in the nine months ended September 30, 1996. VSI's gross profit of $544,000 was offset by a gross loss in Vivax. In September 1995, Vivax opened its new 28,000 square foot manufacturing facility in conjunction with the completion of the 1995 Financing. The new manufacturing facility was necessary to enable Vivax to meet its manufacturing requirements and sales objectives. Initially, production levels at the new facility have not been high enough to absorb the additional manufacturing overhead incurred in the new facility. In addition, in the third quarter of 1997 the Vivax Mobility System underwent a redesign change for the purpose of upgrading the system for use in the institutional rental market. All existing finished product of the prior design was shipped in the second quarter and shipments of the redesigned system will commence in the fourth quarter. As production and sales levels increase in subsequent quarters the Company expects gross losses to diminish and thereafter rising gross profits, although no assurance can be given that the Company will be able to achieve such satisfactory production and sales levels.

        Research and development expenses increased $42,000 from $335,000 in the first nine months of 1996 to $377,000 in the comparable 1997 period. In the first quarter of 1997 research and development expenses increased in the Hauppauge facility as its primary function changed from manufacturing to research and development. The 7500 square foot facility was closed in March and a smaller facility was opened in May. In the second and third quarters of 1997 research and development expenses declined from the comparable quarters. The Company is continuing its research and development program to design new product lines and to redesign existing product lines. Research and development expenditures are expected to remain at relatively high levels.

        General, administrative and marketing expenses increased $484,000 from $709,000 in the nine months of 1996 to $1,193,000 in the comparable nine months of 1997. The increase is attributable to increases in consulting and professional fees concerning possible acquisitions and financing, public relations and to a lesser extent increases in payroll and payroll-related items and sundry expenses in connection with the growth of the Company. The increase reflects the inclusion of VSI's expenses for nine months compared to three and one-half months in the comparable prior period.

        Interest expense increased $65,000 from $165,000 in 1996 to $230,000 in 1997. The increase is attributable to the assumption of new debt pertaining to the expansion of the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

        During the first nine months of 1997 the Company used net cash in operating activities aggregating $1,753,000 compared to $1,234,000 in the prior years's nine month period. In the 1997 period funds were provided by inventory reductions (primarily of Novabeds) and higher accounts payable and accrued expenses. In the same period cash was used to fund an increase in accounts receivable.

        The Company purchased equipment aggregating $323,000, of which $151,000 was used for the Bristol facility and $172,000 was used to buy rental equipment for VSI. In the prior year's comparable period, equipment purchases were $136,000. In 1997 the Company paid $62,000 for the development and right to use plans and technology for three types of mattresses it intends to manufacture and market and issued warrants in connection with a contract to purchase a company in the future.

        In the nine months ended September 30, 1997 net cash provided by financing activities aggregated $2,149,000 compared to $1,136,000 in the nine months of 1996. In 1997 the Company received financing proceeds as follows: (i) $200,000 loan from the Connecticut Department of Economic and Community Development ("DECD"), (ii) $598,500 from sales of convertible promissory notes,
(iii) $140,000 loan from People's Bank (iv) net proceeds of $842,000 in connection with the sale of its common stock and (v) $750,000 loan from Finova Capital Corporation ("Finova") to acquire Concept and repay existing indebtedness. In the comparable 1996 period the Company received proceeds of:
(i) $650,000 loan from Connecticut Innovations, Incorporated ("CII"), (ii) $260,000 loan from People's Bank, and (iii) short-term loan of $250,000 from Northern Associates.

        As of September 30, 1997, the Company had loans outstanding of $400,000 pursuant to a revolving line of credit; $300,000 under equipment loans (including a $200,000 equipment loan in January 1997); $1,000,000 under promissory notes to purchase Comed and Concept; $99,250 under a loan from an officer; $750,000 under a loan from CII; $598,500 under convertible promissory notes; an installment loan of

$750,000 payable to Finova and equipment loans of $156,000 acquired with the purchase of Concept. At September 30, 1997 the Company had a net worth of $1,510,000, net rental equipment of $1,580,000, working capital deficiency of $137,000, including unrestricted cash of $36,000, accounts receivable of $1,394,000 and inventory aggregating $238,000. In October 1997, the Company received $400,000 from CII for a 10% note payable convertible into common stock of the Company at CII's option.

         At September 30, 1996, the Company had a net worth of $783,000, net rental equipment of $456,000, working capital deficiency of $505,000, including unrestricted cash of $203,000, accounts receivable of $650,000 and inventory aggregating $595,000.

         The Company has expended approximately $338,000 to purchase equipment and furniture for its new manufacturing facility in Bristol, CT. and has purchased approximately $270,000 of rental equipment for VSI since its acquisition in June 1996.

     The Company's loan agreement with People's Bank requires that the Company satisfy at the end of each quarter certain financial covenants as set forth below:


                                    REQUIRED              ACTUAL

Min. Working Capital                  $700,000        ($137,408)
Min. Current Ratio                   1.75 to 1.00     .94 TO 1.00
Min. Capital Funds                  $   1,300,000        $965,962
Max. Unsubord.Debt Ratio             2.50 to 1.00      3.94 TO 1.00



     For purposes of the agreement, "Working Capital" is defined as current assets minus current liabilities, "Current Ratio" is defined as current assets divided by current liabilities, "Capital Funds" is defined as the sum of tangible net worth plus subordinated debt minus the sum of intangible assets plus loans to officers, directors, employees and affiliates, and "Unsubordinated Debt Ratio" is defined as total unsubordinated debt divided by total capital funds. At September 30, 1997, the Company was not in compliance with any of these covenants. The bank has agreed to waive these covenants at September 30, 1997. The People's Bank loan was secured in part by three letters of credit. The Bank has agreed to accept substitute collateral from the Company in the form of additional restricted cash which is being held in escrow in the Debt Service Reserve and has released these letters of credit. Failure to satisfy any of the financial covenants constitutes a default under the People's Bank financing which allows People's Bank to terminate its obligation to provide financing to the Company and to accelerate all loans outstanding to the Company. A default under the People's Bank financing also constitutes a default under the Company's other financing arrangements.

        In connection with the acquisition of Comed, VSI issued two $750,000 promissory notes, aggregating $1,500,000 to Douglas and Donna Drew, the former shareholders of Comed, which are guaranteed by the Company. The first note accrued interest at the rate of 8%, payable at maturity. On December 30, 1996 $450,000 of the note was converted into 225,000 shares of the Company's common stock; the remaining $300,000 of this note was paid in full in July 1997. The second note bears interest at 8%, requires quarterly interest payments and matures on January 1, 2001. Principal payments are due quarterly 60 days following each of the first three calendar quarters and 110 days following the fourth calendar quarter, commencing April 20, 1998, in an amount equal to the lesser of (i) $37,000 or (ii) 25% of the operating income of VSI during the prior calendar quarter. Both notes are secured by a second lien on the accounts receivable and inventory of VSI and a second lien on Vivax's intellectual property. On September 30, 1997 the Company repaid $250,000 of this note bringing the remaining balance to $500,000. The funds to repay the note were borrowed from Finova.

        The Company intends to continue to explore strategic alliances or mergers in addition to the Comed and Concept acquisitions as a means of improving the Company's cash flow and capital. On September 30, 1997 VSI entered into a credit agreement with Finova providing for loans to the Company in an amount not to exceed $5,000,000. The agreement consists of loans for acquisitions in an aggregate principal amount of up to $3,500,000. The credit facility also provides for a revolving loan for working capital in a aggregate principal amount of up to $1,500,000. On September 30, 1997 the Company borrowed $500,000 under the acquisition loan to purchase Concept and $250,000 to repay a portion of the outstanding loan relating to the purchase of Comed.

        In January 1997 the Company entered into an agreement with Therapy Concepts Inc. ("Therapy"), a manufacturer and distributor of air therapy support surfaces and other related medical products with approximately $10 million in annual revenues. Under the terms of the agreement the Company has the right to purchase and Therapy has the option to sell either or both the manufacturing and the distribution business of Therapy at a purchase price based on a multiple of earnings (as defined). The term of the option period is from December 1, 1997 to October 1, 1999. In order to exercise its option, the Company must obtain an additional $10 million in equity and be listed on the NASDAQ Small-Cap market system. In July 1997 the Company agreed to acquire Therapy's manufacturing equipment, tooling and intellectual property rights to all of Therapy's therapeutic mattress systems for $350,000 and agreed to purchase $650,000 in component parts, as needed.

        The Company is also engaged in preliminary discussions with several distributors of medical products regarding the Company's potential acquisition of their business. The Company cannot state that any of these acquisitions is probable because no agreement in principle with respect to transaction price and all other material terms has been reached. In addition, any such acquisition is subject to Finova's approval of the financing for the transaction. There can be no assurance that any such acquisition will be consummated.

        In the month of October 1996 TimeCapital purchased 500,000 shares of the Company's Common Stock at $2 per share and remitted net proceeds to the Company of $900,000. The Company has also entered into an agreement with TimeCapital for it to act as the Company's exclusive agent to assist in arranging for one or more qualified broker-dealers to serve as the underwriter(s) on behalf of the Company in connection with a public offering of Common Stock. The Company has the right to terminate this agreement at any time upon payment to TimeCapital of $250,000, comprised of $100,000 cash and 150,000 shares of Vivax common stock.

        In August 1997, the Company received verbal commitments for financing from CII and DECD, aggregating $500,000 and $650,000, respectively. CII purchased convertible notes payable from the Company aggregating $500,000 in September and October. The Company plans to use the funds from DECD, which it expects to receive in the fourth quarter of 1997 to purchase manufacturing machinery and tooling; DECD will receive installment notes repayable over seven years.

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

                            VIVAX MEDICAL CORPORATION
                            (Registrant)

October 12, 1997             By: /s/ Stephen M. Fisher
                                 ------------------------------
                                       President